Form 10-Q
period 2007-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Energy Fund; DB Energy Master Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2007-08-14
CIK 1367305, 1383062, 1383061, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File No.	Name of Registrant in Charter	IRS Employer Number

001-33229	POWERSHARES DB ENERGY FUND (A Series of PowerShares DB Multi-Sector Commodity Trust) (Registrant)	87-0778060 (Registrant)

	DB ENERGY MASTER FUND (A Series of DB Multi-Sector Commodity Master Trust) (Rule 140 Co-Registrant)	87-0778061 (Co-Registrant)
(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or other Jurisdiction of Incorporation or Organization)

c/o DB Commodity Services LLC, 60 Wall Street, New York, New York 10005

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone number, including Area Code: (212) 250-5883

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer  ☐                      Accelerated Filer  ☐                      Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Limited Shares as of June 30, 2007: 1,400,000 Limited Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2007

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statement of Financial Condition

June 30, 2007 (unaudited) and December 31, 2006 (i)

	June 30, 2007 (unaudited)	December 31, 2006
Assets
United States Treasury Obligations, at fair value (cost $36,793,867)	$36,799,561	$—
Cash	1,816,375	1,000
Net unrealized appreciation on futures contracts	1,728,361	—
Other assets	3,061	—

Total assets	$40,347,358	$1,000

Liabilities and shareholders’ equity
Management fee payable	$16,092	$—
Other Liabilities	1,000	—

Total liabilities	17,092	—

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	1,000	1,000
Accumulated earnings	152	—

Total General shares	1,152	1,000

Limited shares:
Paid in capital—1,400,000 and no redeemable shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	36,087,056	—
Accumulated earnings	4,242,058	—

Total Limited shares	40,329,114	—

Total shareholders’ equity	40,330,266	1,000

Total liabilities and shareholders’ equity	$40,347,358	$1,000

Net asset value per share
General shares	$28.80	$25.00
Limited shares	$28.81	Not Applicable

See accompanying notes to unaudited consolidated financial statements.

(i)	Represents financial condition only for PowerShares DB Energy Fund as consolidation of DB Energy Master Fund occurred upon commencement of investment operation, as of January 3, 2007.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 4.65% due July 5, 2007	37.18%	$14,995,980	$15,000,000
U.S. Treasury Bills, 4.79% due August 2, 2007	12.35	4,980,755	5,000,000
U.S. Treasury Bills, 4.49% due September 20, 2007	41.71	16,822,826	17,000,000

Total United States Treasury Obligations (cost $36,793,867)	91.24%	$36,799,561

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Brent Crude Oil (123 contracts, settlement date February 14, 2008)	1.87%	$752,320
Light, Sweet Crude Oil (117 contracts, settlement date April 22, 2008)	0.15	59,610
Gasoline RBOB (115 contracts, settlement date October 31, 2007)	2.09	841,357
Heating Oil (107 contracts, settlement date May 30, 2008)	0.42	167,794
Natural Gas (46 contracts, settlement date April 28, 2008)	(0.23)	(92,720)

Net Unrealized Appreciation on Futures Contracts	4.30%	$1,728,361

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Income and Expenses

For the Three Months and Period Ended June 30, 2007 (i)

	Three Months Ended June 30, 2007	Period Ended June 30, 2007
Income
Interest Income	$311,584	$644,622

Expenses
Management fee	46,874	97,443
Brokerage commissions and fees	1,876	3,898

Total expenses	48,750	101,341

Net investment income	262,834	543,281

Realized and Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Realized Gain on
United States Treasury Obligations	352	255
Futures	1,786,539	1,964,619

Net realized gain	1,786,891	1,964,874

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,344	5,694
Futures	(1,331,813)	1,728,361

Net change in unrealized gain (loss)	(1,330,469)	1,734,055

Net realized and unrealized gain on United States Treasury Obligations and Futures	456,422	3,698,929

Net Income	$719,256	$4,242,210

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Energy Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at April 1, 2007	40	$1,000	$115	$1,115	1,200,000	$29,934,782	$3,522,839	$33,457,621	$33,458,736
Sale of Limited Shares	—	—	—	—	800,000	22,827,650	—	22,827,650	22,827,650
Redemptions of Limited Shares	—	—	—	—	(600,000)	(16,675,376)	—	(16,675,376)	(16,675,376)
Net income (loss):
Net investment income	—	—	12	12	—	—	262,822	262,822	262,834
Net realized gain on United States Treasury Obligations and Futures	—	—	74	74	—	—	1,786,817	1,786,817	1,786,891
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	—	—	(49)	(49)	—	—	(1,330,420)	(1,330,420)	(1,330,469)

Net income:	—	—	37	37	—	—	719,219	719,219	719,256

Balance at June 30, 2007	40	$1,000	$152	$1,152	1,400,000	$36,087,056	$4,242,058	$40,329,114	$40,330,266

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended June 30, 2007 (i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholders’ Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 1, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000
Sale of Limited Shares	—	—	—	—	2,000,000	52,762,432	—	52,762,432	52,762,432
Redemptions of Limited Shares	—	—	—	—	(600,000)	(16,675,376)	—	(16,675,376)	(16,675,376)
Net income:
Net investment income	—	—	22	22	—	—	543,259	543,259	543,281
Net realized gain on United States Treasury Obligations and Futures	—	—	82	82	—	—	1,964,792	1,964,792	1,964,874
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	—	—	48	48	—	—	1,734,007	1,734,007	1,734,055

Net income	—	—	152	152	—	—	4,242,058	4,242,058	4,242,210

Balance at June 30, 2007	40	$1,000	$152	$1,152	1,400,000	$36,087,056	$4,242,058	$40,329,114	$40,330,266

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Energy Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Cash Flows

For the Period Ended June 30, 2007 (i)

Period Ended June 30, 2007
Cash flow provided by operating activities
Net Income	$4,242,210
Adjustments to reconcile net income to net cash used in operating activities:
Cost of securities purchased	(82,019,350)
Proceeds from securities sold	45,816,734
Net accretion of discount and amortization of premium on United States Treasury Obligations	(590,996)
Net realized gain on United States Treasury Obligations and futures	(255)
Net unrealized appreciation on United States Treasury Obligations and futures	(1,734,055)
Increase in operating assets:
Other Assets	(3,061)
Increase in operating liabilities:
Management fee payable	16,092
Other Liabilities	1,000

Net cash used in operating activities	(34,271,681)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	52,762,432
Redemption on sale of Limited Shares	(16,675,376)

Net cash provided by financing activities	36,087,056

Net increase in cash	1,815,375
Cash at beginning of period	1,000

Cash at end of period	$1,816,375

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Energy Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

(1)	Organization

PowerShares DB Energy Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Energy Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 to each Fund in exchange for 40 General Shares of each Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (the “Trust Agreement”).

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as Initial Purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007.

The accompanying consolidated financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may have been condensed or omitted. The Fund’s Prospectus should be read in conjunction with these interim consolidated financial statements. Interim period results are not necessarily indicative of results for a full-year period.

This report covers the three months ended June 30, 2007 and the period from January 3, 2007 (commencement of investment operations) to June 30, 2007 (herein referred to as “Period Ended June 30, 2007”).

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (DBLCI-OY Energy ER™) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index, or the Index Commodities, are sweet light crude oil (WTI), heating oil, brent crude oil, RBOB gasoline and natural gas. The Master Fund holds United States Treasury obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodities brokers as margin and for investment.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trade Mark applications in the United States are pending with respect to both the Trust and aspects of the Index. Any use of these marks must be with the consent of or under license from the Index Sponsor. The Fund, Master Fund and the Managing Owner have been licensed to use DBLCI™ and Deutsche Bank Liquid Commodity Index™. The Index Sponsor is an affiliate of the Fund, the Master Fund and the Managing Owner.

(3)	Related Party Agreements

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker will execute and clear each of the Master Fund’s futures transactions and will perform certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (“Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning January 3, 2007 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(c)	Cash

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the Fund as of June 30, 2007.

(d)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury obligations for deposit with the Master Fund’s commodity brokers as margin and for trading purposes. Included in the United States Treasury obligations is $2,657,701 which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

(e)	Income Taxes

The Fund and the Master Fund are classified as a grantor trust and a partnership, respectively, for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund will incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

(f)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

(g)	Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate management fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(h)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade during the three months ended June 30, 2007 and the period ended June 30, 2007, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees have approximated 0.03%, on an annual basis, of the net asset value of the Master Fund during the three months ended June 30, 2007 and the period ended June 30, 2007.

(i)	Routine Operational, Administrative and Other Ordinary Expenses

The Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund and the Master Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Accordingly, all such expenses are not reflected in the consolidated statement of income and expenses of the Fund.

(j)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended June 30, 2007 and the period ended June 30, 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Financial Instrument Risk

In the normal course of its business, the Master Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Master Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in commodity prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Master Fund could experience substantial losses.

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the consolidated statement of financial condition and not represented by the futures contract or notional amounts of the instruments.

The Fund and the Master Fund have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above.

(6)	Share Purchases and Redemptions

(a)	Purchases

Limited Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

(b)	Redemptions

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual shareholders may not redeem directly from the Fund. Instead, individual shareholders may only redeem Limited Shares in integral multiples of 200,000 and only through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depositary Trust Corporation’s (“DTC”) book entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s future contracts are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order will be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Managing Owner may from time-to-time agree upon.

(c)	Limited Share Transactions

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as Initial Purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the Amex on January 5, 2007. In the three months ended June 30, 2007, 800,000 additional Limited Shares were issued for $22,827,650 and 600,000 shares were redeemed for $16,675,376. In the period ended June 30, 2007 an additional 1,000,000 Limited Shares were issued for $27,762,432 and 600,000 shares were redeemed for $16,675,376.

(7)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Trust, income and expenses are allocated pro rata to the General and Limited Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Limited Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(8)	Organizational and Offering Costs

All organizing and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Shares of the Fund after the commencement of the Master Fund’s trading operations also will be paid by the Managing Owner.

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. While the Fund’s and the Master Fund’s exposure under such indemnification provisions cannot be estimated, until a claim arises, these general business indemnifications are not expected to have a material impact on either the Fund’s or the Master Fund’s financial position.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months ended June 30, 2007 and for the period from January 3, 2007 (commencement of investment operations) to June 30, 2007 (herein referred to as “Period ended June 30, 2007”). The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended June 30, 2007	Period Ended June 30, 2007
Net Asset Value
Initial offering price per Limited Share	$—	$25.00
Net realized and change in unrealized gain on United States Treasury Obligations and Futures	$0.64	$3.27
Net investment income	0.29	0.54

Net increase	0.93	3.81
Net asset value per Limited Share, beginning of period	$27.88	$—

Net asset value per Limited Share, end of period	$28.81	$28.81

Market value per Limited Share, beginning of period	$27.67	$—

Market value per Limited Share, end of period	$28.87	$28.87

Ratio to average net assets (i)
Net investment income	4.19%	4.14%

Total expenses	0.78%	0.77%

Total Return, at net asset value (ii)	3.34%	15.24%

Total Return, at market value (ii)	4.34%	15.48%

(i)	Percentages are annualized.

(ii)	Percentages are not annualized and for the period ended June 30, 2007 are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007 and has determined that the application of this standard will not impact the financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes framework for the measurement of fair value and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report, or Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Energy Fund's forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC, or the Managing Owner, undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (DBLCI-OY Energy ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Limited Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures on the commodities comprising the Index, or the Index Commodities. The Index Commodities are sweet light crude oil (WTI), heating oil, brent crude oil, RBOB gasoline and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The sponsor of the Index, or the Index Sponsor, is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trade marks of Deutsche Bank AG and are the subject of Community Trade Mark Nos. 3055043 and 3054996. Trade Mark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

Under the Trust Agreements of the Trust and the Master Trust, Wilmington Trust Company, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust, the Fund, the Master Trust, the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

The Limited Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Limited Shares is expected to fluctuate in relation to changes in the value of the Master Fund’s portfolio. The market price of the Limited Shares may not be identical to the net asset value per Limited Share, but these two valuations are expected to be very close.

Performance Summary

This report covers the three months ended June 30, 2007 and the Period from January 3, 2007 (commencement of investment operations) to June 30, 2007 (herein referred to as “Period Ended June 30, 2007”). The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007.

Performance of the Fund and the exchange traded Limited Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the energy sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Total Return™, or DBLCI-OY Energy TR™, consists of the Index plus 3 month United States Treasury obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2007 and the Period Ended June 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30,

2007 and the Period Ended June 30, 2007

Index	Total returns for index in the DBLCI-OY ENERGY TR™
	Three Months Ended June 30, 2007	Period Ended June 30, 2007
DB Sweet Light Crude Oil (WTI) Indices	-0.19%	9.00%
DB Heating Oil Indices	2.4%	15.59%
DB Brent Crude Oil Indices	6.7%	16.91%
DB RBOB Gasoline Indices	8.55%	22.47%
DB Natural Gas Indices	-2.31%	16.78%

TOTAL RETURNS	3.74%	16.07%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Energy TR™. The only difference between the Index and the DBLCI-OY Energy TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Energy TR™ does include such a component. The difference between the Index and the DBLCI-OY Energy TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected closely to track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Energy TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

Net Asset Value

Net asset value means the total assets of the Master Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Master Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and only under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s brokerage account are accrued at least monthly. The amount of any distribution is a liability of the Master Fund from the day when the distribution is declared until it is paid.

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Limited Units. The Fund is the majority Master Fund Limited Unit owner and the Managing Owner holds a minority interest in the Master Fund. Each Limited Share issued by the Fund correlates with the Master Fund Limited Unit issued by the Master Fund and held by the Fund.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares of the Fund and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Unit are substantially equal.

Critical Accounting Policies

The Fund’s and Master Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. Both the Fund’s and the Master Fund’s application of these policies involve judgments and actual results may differ from the estimates used.

The Master Fund expects to hold a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which will be recorded on trade date and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses. Generally, fair values are based on quoted market closing prices. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

Interest income on United States Treasury obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

Market Risk

Trading in futures contracts involves the Master Fund entering into contractual commitments to purchase a particular commodity at a specified date and price. The market risk associated with the Master Fund’s commitments to purchase commodities is limited to the gross or face amount of the contracts held.

The Master Fund’s exposure to market risk is also influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Master Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of the investors’ capital.

Credit Risk

When the Master Fund enters into futures contracts, the Master Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most of foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Master Fund.

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Limited Shares to Authorized Participants. (Authorized Participants may then subsequently redeem such Limited Shares). The Master Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury obligations and cash, which is used as margin for the Master Fund’s trading in commodities. The percentage that United States Treasury obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s commodity interests change. The balance of the net assets are held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

The Master Fund’s commodity contracts will be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges may limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Master Fund from promptly liquidating its commodity futures positions.

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of future contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading.

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND THE PERIOD JANUARY 3, 2007 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO JUNE 30, 2007 (REFERRED TO HEREIN AS “PERIOD ENDED JUNE 30, 2007”)

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (DBLCI-OY Energy ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following tables illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBE”), (ii) the Fund’s NAV (as reflected by the graph “DBENAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBENIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBE, DBENAV AND DBENIX FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND

THE PERIOD ENDED JUNE 30, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN JULY 2006, CERTAIN INFORMATION RELATING TO INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

WITH RESPECT TO INDEX DATA, NO REPRESENTATION IS BEING MADE THAT THE INDEX WILL OR IS LIKELY TO ACHIEVE ANNUAL OR CUMULATIVE CLOSING LEVELS CONSISTENT WITH OR SIMILAR TO THOSE SET FORTH HEREIN. SIMILARLY, NO REPRESENTATION IS BEING MADE THAT THE FUND WILL GENERATE PROFITS OR LOSSES SIMILAR TO THE FUND’S PAST PERFORMANCE OR THE HISTORICAL ANNUAL OR CUMULATIVE CHANGES IN THE INDEX CLOSING LEVELS. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL RESULTS AND THE ACTUAL RESULTS SUBSEQUENTLY ACHIEVED BY INVESTMENT METHODOLOGIES, WHETHER ACTIVE OR PASSIVE.

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD JUNE 1990 THROUGH JUNE 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH

CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the three months ended June 30, 2007, Limited Shares increased 4.34% from $27.67 per share to $28.87 per share. Limited Shares traded from a low of $27.11 per share (-2.02%) on April 19, 2007 to a high of $29.36 per share (+6.11%) on June 18, 2007. Total return for the Fund, on a market value basis was 4.34% for the three months ended June 30, 2007.

Fund Limited Share Net Asset Performance

For the three months ended June 30, 2007, the net asset value of each Limited Share increased 3.34% from $27.88 per share to $28.81 per share. Total return on a net asset value basis, for the Fund, was 3.34% for the three months ended June 30, 2007.

Net income for the three months ended June 30, 2007 was $0.72 million, resulting from $0.31 million of interest income and realized and unrealized gains of $0.46 million and operating expenses of $0.05 million.

FOR THE PERIOD ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the period ended June 30, 2007, Limited Shares increased 15.48% from $25.00 per share to $28.87 per share. Limited Shares traded from a low of $22.49 per share (-10.04%) on January 18, 2007 to a high of $29.36 per share (+17.44%) on June 18, 2007. Total return for the Fund, on a market value basis was 15.48% for the period ended June 30, 2007.

Fund Limited Share Net Asset Performance

For the period ended June 30, 2007, the net asset value of each Limited Share increased 15.24% from $25.00 per share to $28.81 per share. Total return on a net asset value basis, for the Fund, was 15.24% for the period ended June 30, 2007.

Net income for the period ended June 30, 2007 was $4.24 million, resulting from $0.64 million of interest income and realized and unrealized gains of $3.70 million and operating expenses of $0.10 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of its business, the Master Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Master Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

The Fund and the Master Fund have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. While the Fund’s and the Master Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on either the Fund’s or the Master Fund’s financial position.

The Fund and Master Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one year terms, renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTRODUCTION

The Fund is designed to replicate positions in a commodity index. The market sensitive instruments held by it are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements can produce frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is primarily influenced by changes in the price of commodities.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund’s market sensitive instruments.

QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

Information regarding quantitative information about market risk (e.g., Value at Risk) is not required pursuant to Item 305(a)(1)(iii)(B)(2) of Regulation S-K.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures — except for those disclosures that are statements of historical fact — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2007 by Index Commodity:

Sweet Light Crude Oil

The price of sweet light crude oil is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for sweet light crude oil. In addition, various other factors can affect the demand for sweet light crude oil, such as weather, political events and labor activity. The supply of sweet light crude oil can be affected by many events, in particular, the meetings of the Organization of Petroleum Exporting Countries. Market expectations about events that will influence either demand or supply can cause prices for sweet light crude oil to fluctuate greatly. A significant amount of the world oil production capacity is controlled by a relatively small number of producers. Any large change in production by one of these producers could have a substantial effect on the price of sweet light crude oil.

Heating Oil

The price of heating oil is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for heating oil. In addition, the seasonal temperatures in countries throughout the world can also heavily influence the demand for heating oil. Heating oil is derived from crude oil and as such, any factors that influence the supply of crude oil may also influence the supply of heating oil.

Brent Crude Oil

The price of Brent crude oil is volatile and is affected by numerous factors. The price of Brent crude oil is influenced by may factors, including, but not limited to, amount of output by oil producing nations, worldwide supply/stockpiles, weather, various geopolitical factors that causes supply disruptions (e.g., war, terrorism), global demand (particularly from emerging nations), currency fluctuations, and activities of market participants such as hedgers and speculators.

RBOB Gasoline

The price of RBOB Gasoline is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for RBOB Gasoline. In addition, the demand has seasonal variations, which occur during “driving seasons” usually considered the summer months in North America and Europe. RBOB Gasoline is derived from crude oil and as such, any factors that influence the supply of crude oil may also influence the supply of RBOB Gasoline.

Natural Gas

The price of natural gas is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for natural gas. In addition to the seasonal temperatures in countries throughout the world, any fluctuations may also heavily influence the demand for natural gas.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the

Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

Under the supervision and with the participation of the management of the Managing Owner, including its chief executive officer and principal financial officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures with respect to the Fund were effective as of the end of the period covered by this quarterly report.

Internal control over financial reporting.

There has been no change in internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the currently effective prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-14) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 (Registration No. 333-142163) was declared effective on May 15, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-142163-15) acts as Post-Effective Amendment No. 1 to File No. 333-135422-14.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended June 30, 2007, 0.8 million Limited Shares were created for $22.8 million and 0.6 million Limited Shares were redeemed for $16.7 million. For the period ended June 30, 2007, 2.0 million Limited Shares were created for $52.8 million and 0.6 million Limited Shares were redeemed for $16.7 million. On June 30, 2007, 1.4 million Limited Shares of the Fund were outstanding for a market capitalization of $40.4 million.

The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2007 to April 30, 2007	600,000	27.79
May 1, 2007 to May 31, 2007
June 1, 2007 to June 30, 2007

TOTAL:	600,000	$27.79

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Energy Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
Name: Kevin Rich
Title: Director, Chief Executive Officer and Principal Financial Officer

Dated August 14, 2007	By:	/s/ Gregory S. Collett
Name: Gregory S. Collett
Title: Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Kevin Rich	E-2

32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-3

E-1