Form 10-Q
period 2007-06-30
DB Multi-Sector Commodity Master Trust; DB Precious Metals Master Fund; PowerShares DB Precious Metals Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2007-08-14
CIK 1367305, 1383059, 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.	Name of Registrant in Charter	IRS Employer Number
001-33244	POWERSHARES DB PRECIOUS METALS FUND	87-0778065
	(A Series of PowerShares DB Multi-Sector Commodity Trust)	(Registrant)
(Registrant)

	DB PRECIOUS METALS MASTER FUND	87-0778066
	(A Series of DB Multi-Sector Commodity Master Trust)	(Co-Registrant)
(Rule 140 Co-Registrant)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Limited Shares as of June 30, 2007: 600,000 Limited Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statement of Financial Condition

June 30, 2007 (unaudited) and December 31, 2006 (i)

	June 30, 2007 (unaudited)	December 31, 2006

Assets
United States Treasury Obligations, at fair value (cost $14,490,367)	$14,495,112	$—
Cash	1,035,607	1,000
Other assets	1,695	—

Total assets	$15,532,414	$1,000

Liabilities and shareholders’ equity
Management fee payable	$9,563	$—
Net unrealized depreciation on futures contracts	332,080	—
Other liabilities	1,000	—

Total liabilities	342,643	—

Commitment and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	1,000	1,000
Accumulated earnings	13	—

Total General shares	1,013	1,000

Limited shares:
Paid in capital—600,000 and no redeemable shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	14,260,860	—
Accumulated earnings	927,898	—

Total Limited shares	15,188,758	—

Total shareholders’ equity	15,189,771	1,000

Total liabilities and shareholders’ equity	$15,532,414	$1,000

Net asset value per share
General shares	$25.33	$25.00
Limited shares	$25.31	Not Applicable

See accompanying notes to unaudited consolidated financial statements.

(i)	Represents financial condition only of PowerShares DB Precious Metals Fund as consolidation of DB Precious Metals Master Fund occurred upon commencement of investment operation, as of January 3, 2007.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Schedule of Investments

June 30, 2007 (unaudited)

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 4.65% due July 5, 2007	85.56%	$12,996,516	$13,000,000
U.S. Treasury Bills, 4.55% due July 12, 2007	9.87%	$1,498,596	$1,500,000

Total United States Treasury Obligations (cost $14,490,367)	95.43%	$14,495,112

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Gold (185 contracts, settlement date August 29, 2007)	(0.93)%	$(141,280)
Silver (45 contracts, settlement date December 27, 2007)	(1.26)%	$(190,800)

Net Unrealized Depreciation on Futures Contracts	(2.19)%	$(332,080)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Income and Expenses

For the Three Months and Period Ended June 30, 2007 (i)

	Three Months Ended June 30, 2007	Period Ended June 30, 2007
Income
Interest Income	$211,904	$507,859

Expenses
Management fee	31,892	77,553
Brokerage commissions and fees	1,701	4,136

Total expenses	33,593	81,689

Net investment income	178,311	426,170

Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Realized Gain on
United States Treasury Obligations	5,555	5,555
Futures	517,520	823,520

Net realized gain	523,075	829,075

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,648	4,745
Futures	(1,007,849)	(332,079)

Net change in unrealized loss	(1,006,201)	(327,334)

Net realized and unrealized gain (loss) on United States Treasury Obligations and Futures	(483,126)	501,741

Net Income (Loss)	$(304,815)	$927,911

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Precious Metals Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at April 1, 2007	40	$1,000	$49	$1,049	1,000,000	$25,000,000	$1,232,677	$26,232,677	$26,233,726
Redemptions of Limited Shares	—	—	—	—	(400,000)	(10,739,140)	—	(10,739,140)	(10,739,140)
Net income (loss):								—	—
Net investment income	—	—	12	12	—	—	178,299	178,299	178,311
Net realized gain on United States Treasury Obligations and Futures	—	—	35	35	—	—	523,040	523,040	523,075
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	—	—	(83)	(83)	—	—	(1,006,118)	(1,006,118)	(1,006,201)

Net loss	—	—	(36)	(36)	—	—	(304,779)	(304,779)	(304,815)
			—	—					—

Balance at June 30, 2007	40	$1,000	$13	$1,013	600,000	$14,260,860	$927,898	$15,188,758	$15,189,771

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period ended June 30, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 1, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000
Sale of Limited Shares	—	—			1,000,000	25,000,000	—	25,000,000	25,000,000
Redemptions of Limited Shares	—	—			(400,0000)	(10,739,140)	—	(10,739,140)	(10,739,140)
Net income (loss):
Net investment income	—	—	22	22	—	—	426,148	426,148	426,170
Net realized gain on United States Treasury Obligations and Futures	—	—	47	47	—	—	829,028	829,028	829,075
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	—	—	(56)	(56)	—	—	(327,278)	(327,278)	(327,334)

Net income:	—	—	13	13	—	—	927,898	927,898	927,911

Balance at June 30, 2007	40	$1,000	$13	$1,013	600,000	$14,260,860	$927,898	$15,188,758	$15,189,771

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Precious Metals Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Cash Flows

For the Period Ended June 30, 2007 (i)

Period ended June 30, 2007
Cash flow provided by operating activities
Net Income	$927,911

Adjustments to reconcile net income to net cash used in operating activities:
Cost of securities purchased	(46,911,846)
Proceeds from securities sold	32,884,542
Net accretion of discount and amortization of premium on United States
Treasury Obligations	(457,507)
Net unrealized loss on United States Treasury Obligations	(5,555)
Net unrealized appreciation on United States Treasury Obligations and futures	327,334
Increase/Decrease in operating assets and liabilities:
Other Assets	(1,695)
Management fee payable	9,563
Other Liabilities	1,000

Net cash used in operating activities	(13,226,253)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	25,000,000
Redemption of Limited Shares	(10,739,140)

Net cash provided by financing activities	14,260,860

Net change in cash	1,034,607

Cash at beginning of period	1,000

Cash at end of period	$1,035,607

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Precious Metals Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

(1)	Organization

PowerShares DB Precious Metals Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Precious Metals Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 to each Fund in exchange for 40 General Shares of each Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (the “Trust Agreement”).

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

This report covers the three months ended June 30, 2007 and the period from January 3, 2007 (commencement of investment operations) to June 30, 2007(herein referred to as “Period Ended June 30, 2007”).

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (DBLCI-OY Precious Metals ER™) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of the precious metals sector. The commodities comprising the Index, or the Index Commodities, are gold and silver. The Master Fund holds United States Treasury obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodities brokers as margin and for investment.

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

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. Included in the cash balance as of June 30, 2007 is $332,080, which relates to variation margin against open futures contracts held by the Fund. There were no cash equivalents held by the Fund as of June 30, 2007 and December 31, 2006.

(d)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury obligations for deposit with the Master Fund’s commodity brokers as margin and for trading purposes. Included in the United States Treasury obligations as of June 30, 2007 is $651,375, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade during the three months ended June 30, 2007 and the period ended June 30, 2007, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees have approximated 0.04%, on an annual basis, of the net asset value of the Master Fund during the three months ended June 30, 2007 and the period ended June 30, 2007.

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

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as Initial Purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007. In the three months ended June 30, 2007 and the period ended June 30, 2007, no additional Limited Shares were issued and 400,000 shares were redeemed for $10,739,140.

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

	Three Months Ended June 30, 2007	Period Ended June 30, 2007
Net Asset Value
Initial offering price per Limited Share	$—	$25.00
Net realized and unrealized loss on United States Treasury Obligations and Futures	$(1.20)	$(0.21)
Net investment income	0.28	0.52

Net increase (decrease) in net assets from operations	(0.92)	0.31
Distributions of net investment income on Limited Shares	—	—

Net increase (decrease)	(0.92)	0.31
Net asset value per Limited Share, beginning of period	$26.23	$—

Net asset value per Limited Share, end of period	$25.31	$25.31

Market value per Limited Share, beginning of period	$26.21	—

Market value per Limited Share, end of period	$25.32	$25.32

Ratio to average net assets (i)
Net investment income	4.22%	4.10%

Total expenses	0.79%	0.79%

Total Return, at net asset value (ii)	-3.51%	1.24%

Total Return, at market value (ii)	-3.40%	1.28%

(i)	Percentages are annualized.
(ii)	Percentages are not annualized and for the period ended June 30, 2007 are calculated based on the initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

This information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report, or Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Precious Metals Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (DBLCI-OY Precious Metals ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Limited Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures on commodities comprising the Index, or the Index Commodities. The Index Commodities are gold and silver. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The sponsor of the Index, or the Index Sponsor, is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trade marks of Deutsche Bank AG and are the subject of Community Trade Mark Nos. 3055043 and 3054996. Trade Mark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the precious metals sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Precious Metals Total Return™, or DBLCI-OY Precious Metals TR™, consists of the Index plus 3 month United States Treasury obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the three months ended June 30, 2007 and the period ended June 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Precious Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2007 and the Period Ended June 30, 2007

Index	Total returns for index in the DBLCI-OY Precious Metals TR™
	Three Months Ended June 30, 2007	For the Period Ended June 30, 2007
DB Gold Indices	-2.43%	2.90%
DB Silver Indices	-7.54%	-1.55%

TOTAL RETURN	-3.46%	2.02%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Precious Metals TR™. The only difference between the Index and the DBLCI-OY Precious Metals TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Precious Metals TR™ does include such a component. The difference between the Index and the DBLCI-OY Precious Metals TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected closely to track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Precious Metals TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

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

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (DBLCI-OY Precious Metals ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBP”), (ii) the Fund’s NAV (as reflected by the graph “DBPNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBPMIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBP, DBPNAV AND DBPMIX FOR THE THREE MONTHS ENDED

JUNE 30, 2007 AND THE PERIOD ENDED JUNE 30, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD DECEMBER 1988 THROUGH JUNE 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the three months ended June 30, 2007, Limited Shares decreased -3.40% from $26.21 per share to $25.32 per share. Limited Shares traded from a low of $25.06 per share (-4.39%) on June 26, 2007 to a high of $27.31 per share (+4.20%) on April 20, 2007. Total return for the Fund, on a market value basis was -3.40% for the three months ended June 30, 2007.

Fund Limited Share Net Asset Performance

For the three months ended June 30, 2007, the net asset value of each Limited Share decreased -3.51% from $26.23 per share to $25.31 per share. Total return on a net asset value basis, for the Fund, was -3.51% for the three months ended June 30, 2007.

Net loss for the three months ended June 30, 2007 was $0.30 million, resulting from $0.21 million of interest income and realized and unrealized losses of $0.48 million and operating expenses of $0.03 million.

FOR THE PERIOD ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the period ended June 30, 2007, Limited Shares increased 1.28% from $25.00 per share to $25.32 per share. Limited Shares traded from a low of $24.04 per share (-3.84%) on January 5, 2007 to a high of $27.52 per share (+10.08%) on February 26, 2007. Total return for the Fund, on a market value basis was 1.28% for the period ended June 30, 2007.

Fund Limited Share Net Asset Performance

For the period ended June 30, 2007, the net asset value of each Limited Share increased 1.24% from $25.00 per share to $25.31 per share. Total return on a net asset value basis, for the Fund, was 1.24% for the period ended June 30, 2007.

Net income for the period ended June 30, 2007 was $0.93 million, resulting from $0.51 million of interest income and realized and unrealized gains of $0.50 million and operating expenses of $0.08 million.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2007 by Index Commodities:

Gold

The price of gold is volatile and is affected by numerous factors. Gold prices float freely in accordance with supply and demand. The price movement of gold may be influenced by a variety of factors, including announcements from central banks regarding reserve gold holdings, agreements among central banks, purchases and sales of gold by central banks other governmental agencies that hold large supplies of gold, political uncertainties, economic concerns such as an increase or decrease in confidence in the global monetary system, the relative strength of the U.S. dollar, interest rates and numerous other factors. Gold prices may also be affected by industry factors such as industrial and jewelry demand.

Silver

The price of silver is volatile and is affected by numerous factors. The largest industrial users of silver (e.g., photographic, jewelry, and electronic industries) may influence its price. A change in economic conditions, such as a recession, can adversely affect industries which are dependent upon the use of silver. In turn, such a negative economic impact may decrease demand for silver, and, consequently, its price. Worldwide speculation and hedging activity by silver producers may also impact its price.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

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

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-12) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 (Registration No. 333-142163) was declared effective on May 15, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-142163-13) also acts as Post-Effective Amendment No. 1 to File No. 333-135422-12.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended June 30, 2007, no Limited Shares were issued and 0.4 million Limited Shares were redeemed for $10.7 million. For the period ended June 30, 2007, 1,000,000 Limited Shares were issued for $25 million and 0.4 million Limited Shares were redeemed for $10.7 million. On June 30, 2007, 600,000 Limited Shares of the Fund were outstanding for a market capitalization of $15.2 million.

The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2007 to April 30, 2007	400,000	26.85
May 1, 2007 to May 31, 2007	—	—
June 1, 2007 to June 30, 2007	—	—

TOTAL:	400,000	$26.85

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Precious Metals Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Director, Chief Executive Officer and Principal
Financial Officer

Dated: August 14, 2007	By:	/s/ Gregory S. Collett
	Name:	Gregory S. Collett
	Title:	Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Kevin Rich	E-2

32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-3

E-1