Form 10-K
period 2007-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Energy Master Fund; PowerShares DB Energy Fund
filed 2008-03-26
CIK 1367305, 1367306, 1383061, 1383062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:        001-33240

POWERSHARES DB ENERGY FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB ENERGY MASTER FUND

(A Series of DB Multi-Sector Commodity Master Trust)

(Exact name of Rule 140 Co-Registrant as specified in its charter)

Delaware	87-0778061
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$40,418,000

Number of Common Units of Beneficial Interest outstanding as of March 17, 2008: 1,600,040

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”, and our other Securities and Exchange Commission (“SEC”) filings.

iii

PART I

ITEM 1.	BUSINESS

Organization

PowerShares DB Energy Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Energy Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and Master Fund. The fiscal year end of the Fund is December 31st.

The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007. After the initial offering of the Limited Shares, an additional 1,600,000 Limited Shares were issued to certain Authorized Participants for $45,981,614 and 1,200,000 Limited Shares were redeemed for $35,133,990 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. Limited Shares may be purchased from the Fund only by Authorized Participants.

This report covers the three months ended December 31, 2007 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”). No investment operations occurred prior to January 3, 2007 therefore the 2007 and 2006 operating results are not comparable.

Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (“DBLCI-OY Energy ER™”, or, the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index, or the Index Commodities, are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodities brokers as margin.

A description of the business of the Fund and related items is contained in the Prospectus under the sections captioned “Summary,” “Organization Chart,” “Investment Objective,” “The Master-Feeder Structure,” “Description of the Deutsche Bank Liquid Commodity Index-Optimum Yield Excess Return™,” “Information Barriers Between the Index Sponsor and the Managing Owner,” “Charges,” “Conflicts of Interest” and “Description of the Shares and the Master Fund

Units; Certain Material Terms of the Trust Declarations,” and such description is incorporated by reference herein by reference from the Prospectus.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Fund, Master Fund and the Managing Owner have been licensed to use DBLCI™ and Deutsche Bank Liquid Commodity Index™. The Index Sponsor is an affiliate of the Trust, the Fund, the Master Trust, the Master Fund and the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund, the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

A patent application directed to the creation and operation of the Trust is pending at the United States Patent and Trademark Office.

The Trustee

Under the Trust Agreements of each of the Fund and the Master Fund, Wilmington Trust Company, the Trustee of the Fund and the Master Fund has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. Pursuant to the Trust Agreements, the Trustee is compensated by the Fund or Master Fund, as appropriate. Under the Trust Agreements, the Managing Owner, from the assets of the Fund or the Master Fund, will indemnify the Trustee for any liability or expense relating to the formation, operations and termination of the Funds incurred without gross negligence or willful misconduct of the Trustee.

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund. The Managing Owner and its trading principals have limited experience in operating commodity pools and managing futures trading accounts. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to both the Fund and the Master Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5122.

The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

Pursuant to the Trust Agreements, the Fund and the Master Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Master Fund and the Fund incurred without negligence or misconduct.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund.

A variety of executing brokers execute futures transactions on behalf of the Master Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007.

A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

The Administrator

The Managing Owner, on behalf of the Fund and the Master Fund, has appointed The Bank of New York as the administrator (the “Administrator”) of the Fund and the Master Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York serves as custodian, or Custodian, of the Fund and has entered into a Global Custody Agreement, or Custody Agreement, in connection therewith. The Bank of New York serves as the transfer agent, or Transfer Agent, of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.

The Bank of New York, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, 12th Floor, Brooklyn, New York 11217. The Bank of New York is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants.

The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon 30 days’ prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement.

The Administration Agreement provides for the exculpation and indemnification of the Administrator from and against any costs, expenses, damages, liabilities or claims (other than those resulting from the Administrator’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against the Administrator in performing its obligations or duties under the Administration Agreement.

The Administrator’s monthly fees are paid on behalf of the Fund and the Master Fund by the Managing Owner out of the Management Fee.

The Administrator and any of its affiliates may from time-to-time purchase or sell Limited Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Administrator receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Baskets in the amount of $500 per order. These transaction processing fees are paid indirectly by the Authorized Participants and not by the Fund or the Master Fund.

The Distributor

ALPS Distributors (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner, in its capacity as managing owner of the Fund, the Fund and the

Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets.

The date of the Distribution Services Agreement is the effective date and such Agreement will continue until two years from such date and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Fund’s Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Pursuant to the Distribution Services Agreement, the Fund will indemnify and hold harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the 1933 Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Limited Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted to state a material fact required to be stated or necessary in order to make the statements not misleading under the 1933 Act or any other statute or the common law.

A I M Distributors, Inc. and PowerShares Capital Management, LLC

Certain marketing services are provided for the Fund by A I M Distributors, Inc. or PowerShares Capital Management, LLC. This assistance includes the licensing of the PowerShares® registered service mark to the Managing Owner for use with the Fund. PowerShares® is a registered service mark of PowerShares Capital Management LLC. PowerShares Capital Management LLC is not a sponsor or promoter of the Fund and has no responsibility for the performance of the Fund or the decisions made or actions taken by the Managing Owner.

Through a marketing agreement between the Managing Owner and A I M Distributors, Inc. (“AIM Distributors”), an affiliate of PowerShares Capital Management LLC, or PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed AIM Distributors as a marketing agent. AIM Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. AIM Distributors will not open or maintain customer accounts or handle orders for the Fund. AIM Distributors engages in public seminars, road shows, conferences, media interviews, field incoming telephone “800” number calls and distribute sales literature and other communications (including electronic media) regarding the Fund.

AIM Distributors is a subsidiary of Invesco, Ltd. Invesco, Ltd. is a leading independent global investment manager operating under the AIM, INVESCO, AIM Trimark, Invesco Perpetual and Atlantic Trust brands.

Tax Reporting

The Fund has retained the services of PricewaterhouseCoopers LLP to assist with certain tax reporting requirements of the Fund and its Shareholders.

Regulation

Futures exchanges in the United States are subject to regulation under the Commodity Exchange Act, or CEAct, by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges. No governmental U.S. agency regulates the over-the-counter, or OTC, foreign exchange markets.

The CEAct and the CFTC also regulate the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator (such as the Managing Owner) to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend the registration of a commodity pool operator if the CFTC finds that the operator has violated the CEAct or regulations thereunder and in certain other circumstances. Suspension, restriction or termination of the Managing Owner’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Fund and the Master Fund. The CEAct gives the CFTC similar authority with respect to the activities of commodity trading advisors, such as the Managing Owner. If the registration of a Managing Owner as a commodity trading advisor were to be terminated, restricted or suspended, the Managing Owner would be unable, until such time (if any) as such registration were to be reinstated, to render trading advice to the Fund and the Master Fund. The Fund and the Master Fund themselves are not registered with the CFTC in any capacity.

The CEAct requires all “futures commission merchants,” such as the Commodity Broker, to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified book and records open to inspection by the staff of the CFTC.

The CEAct also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Shareholders are afforded certain rights for reparations under the CEAct. Shareholders may also be able to maintain a private right of action for certain violations of the CEAct. The CFTC has adopted rules implementing the reparation provisions of the CEAct which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEAct against a floor broker, futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, and their respective associated persons.

Pursuant to authority in the CEAct, the NFA has been formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for commodities professionals. NFA members are subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. As the self-regulatory body of the commodities industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund and the Master Fund themselves are not required to become members of the NFA).

The CFTC has no authority to regulate trading on foreign commodity exchanges and markets.

Employees

The Fund and the Master Fund have no employees.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://dbfunds.db.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

The Fund also posts monthly performance reports and its annual report, as required by the Commodity Futures Trading Commission, on the Managing Owner’s website at the address listed above.

ITEM 1A.	RISK FACTORS

An investment in the securities of the Fund involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this report and the Prospectus, before making a decision to invest in the securities of the Fund. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

Investment and Trading Related Risks

The Value of the Limited Shares Relates Directly to the Value of the Futures Contracts and Other Assets Held by the Master Fund and Fluctuations in the Price of These Assets Could Materially Adversely Affect an Investment in the Fund’s Limited Shares.

The Limited Shares are designed to reflect as closely as possible the changes, whether positive or negative, in the level of the Index, over time, through the Master Fund’s portfolio of exchange traded futures contracts on its Index Commodities. The value of the Limited Shares relates directly to the value of the portfolio of the Master Fund, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The prices of the Index Commodities may fluctuate widely. Several factors may affect the prices of the Index Commodities, including, but not limited to:

•

Global supply and demand of the Index Commodities which may be influenced by such factors as forward selling by the various commodities producers, purchases made by the commodities’ producers to unwind their hedge positions and production and cost levels in the major markets of the Index Commodities;

•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;

•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;

•	Investment and trading activities of mutual funds, hedge funds and commodity funds; and

•	Global or regional political, economic or financial events and situations.

Net Asset Value May Not Always Correspond to Market Price and, as a Result, Baskets may be Created or Redeemed at a Value that Differs from the Market Price of the Limited Shares.

Net asset value may not always correspond to market price and, as a result, baskets may be created or redeemed at a value that differs from the market price of the Limited Shares.

The net asset value per share of the Limited Shares will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket of Limited Shares may be different from the net asset value of a Basket of Limited Shares (i.e., 200,000 Limited Shares may trade at a premium over, or a discount to, net asset value of a Basket of Limited Shares) and similarly the public trading price per Limited Share may be different from its net asset value per Limited Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Limited Shares at a discount or a premium to the public trading price per Limited Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Limited Shares are closely related, but not identical, to the same forces influencing the prices of the Index Commodities comprising the Index, trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time to time as Baskets are created and redeemed.

Authorized Participants or their clients or customers may have an opportunity to realize a riskless profit if they can purchase a Basket at a discount to the public trading price of the Limited Shares or can redeem a Basket at a premium over the public trading price of the Limited Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track net asset value per Limited Share closely over time.

The value of a Limited Share may be influenced by non-concurrent trading hours between the Amex and the various futures exchanges on which the Index Commodities are traded. As a result, during periods when the Amex is open and the futures exchanges on which the Index Commodities are traded is closed, trading spreads and the resulting premium or discount on the Limited Shares may widen and, therefore, increase the difference between the price of the Limited Shares and the net asset value of the Limited Shares.

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets of the Fund and the Operation of the Master Fund.

CFTC and commodity exchange rules impose speculative position limits on market participants, including the Master Fund, trading in certain commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts.

It is possible that in the future, the CFTC may propose new rules with respect to position limits in certain commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Master Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Master Fund, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Limited Shares, as traded on the Amex, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

If the Master Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Master Fund may commence investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than commodities that comprise the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with a futures contract that comprises the Index.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the levels of the Index due to disruptions in the markets for the Index Commodities, the imposition of speculative position limits (as discussed in the above risk factor “Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets of the Fund and the Operation of the Master Fund”), or due to other extraordinary circumstances. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Master Fund is Not Actively Managed and Tracks the Index During Periods in which the Index Is Flat or Declining as well as when the Index Is Rising.

The Master Fund is not actively managed by traditional methods. Therefore, if positions in any one or more of its Index Commodities are declining in value, the Master Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner seeks to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

Amex May Halt Trading in the Limited Shares Which Would Adversely Impact Your Ability to Sell Limited Shares.

The Limited Shares are listed for trading on the Amex under the market symbol “DBE.” Trading in Limited Shares may be halted due to market conditions or, in light of Amex rules and procedures, for reasons that, in the view of the Amex, make trading in Limited Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Limited Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Limited Shares are delisted.

The Lack of an Active Trading Market for the Limited Shares May Result in Losses on Your Investment in the Fund at the Time of Disposition of Your Limited Shares.

Although the Limited Shares are listed and traded on the Amex, there can be no guarantee that an active trading market for the Limited Shares will be maintained. If you need to sell your Limited Shares at a time when no active market for them exists, the price you receive for your Limited Shares, assuming that you are able to sell them, likely will be lower than the price you would receive if an active market did exist.

The Limited Shares Are a New Securities Product and Their Value Could Decrease if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Limited Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the Master Fund and the trading of the Limited Shares that could have a material adverse effect on an investment in the Limited Shares. In addition, although the Master Fund is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

As the Managing Owner and its Principals have Only a Limited History of Operating Investment Vehicles like the Fund or the Master Fund, their Experience may be Inadequate or Unsuitable to Manage the Fund or the Master Fund.

The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and the Master Fund and has only a limited history of past performance. The past performances of the Managing Owner’s management of other commodity pools are no indication of its ability to manage an investment vehicle such as the Fund or the Master Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage an investment vehicle such as the Fund and the Master Fund, the operations of the Fund and the Master Fund may be adversely affected.

You May Not Rely on Past Performance or Index Results in Deciding Whether to Buy Limited Shares.

The Fund and the Master Fund have a limited performance history upon which to evaluate your investment in the Fund and the Master Fund. Although past performance is not necessarily indicative of future results, if the Fund and the Master Fund had a longer performance history, such performance history might (or might not) provide you with more information on which to evaluate an investment in the Fund and the Master Fund. Likewise, the Index has a limited history which may not be indicative of future Index results, or of the future performance of the Fund or the Master Fund. Therefore, you will have to make your decision to invest in the Fund on the basis of limited information.

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index is concentrated in terms of the number of commodities represented. The Fund is concentrated in 5 or fewer commodities. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in an Index and the net asset value of the Fund and Master Fund which track the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table* reflects various measures of volatility** of the history of the Index, as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	24.18%
Average rolling 3 month daily volatility	22.67%
Monthly return volatility	24.00%
Average annual volatility	24.00%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1990***	44.82%
1991	31.03%
1992	14.60%
1993	15.25%
1994	18.05%
1995	13.45%
1996	23.86%
1997	18.29%
1998	23.80%
1999	24.43%
2000	28.21%
2001	27.56%
2002	24.63%
2003	26.34%
2004	28.71%
2005	27.49%
2006	22.01%
2007*	19.54%

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2007.

**	Volatility, for these purposes means the following:

Daily Volatility: The relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price.

Monthly Return Volatility: The relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the monthly change in price.

Average Annual Volatility: The average of yearly volatilities for a given sample period. The yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year.

***	As of June 4, 1990.

Unusually Long Peak-to-Valley Drawdown Periods With Respect To the Index May Be Reflected in Equally Long Peak-to-Valley Drawdown Periods with Respect to the Performance of the Limited Shares.

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced has been unusually long and has lasted for multi-year drawdown periods.

Because it is expected that the Fund’s performance will track the performance of the Index, the Fund would suffer a continuous drawdown during the period that the Index suffers such a drawdown period, and in turn, the value of your Limited Shares will also suffer.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of not greater than 0.03% per annum in the aggregate in selling commissions. As of December 31, 2007, the Fund has earned interest income at an annual rate of approximately 4.41% per annum. Consequently, it is expected that interest income will exceed fees (other than selling commissions), however, if interest rates fall below approximately 0.78%, the

Fund will need to have positive performance in order to break even net of fees and expenses. Consequently, depending upon the performance of the Fund and the interest rate environment, the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

You Cannot Be Assured of the Managing Owner’s Continued Services, Which Discontinuance May Be Detrimental to the Fund.

You cannot be assured that the Managing Owner will be willing or able to continue to service the Fund and the Master Fund for any length of time. If the Managing Owner discontinues its activities on behalf of the Fund and the Master Fund, the Fund and the Master Fund may be adversely affected.

Possible Illiquid Markets May Exacerbate Losses.

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position.

There can be no assurance that market illiquidity will not cause losses for the Fund. The large size of the positions which the Master Fund may acquire on behalf of the Fund increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders of the Fund. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant, the Managing Owner and the Managing Owner in its capacity as managing owner of the Fund or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

Because the Futures Contracts Have No Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss.

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Limited Shares does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while Limited Shares trade unprofitably.

Failure of Commodity Futures Markets to Exhibit Low to Negative Correlation to General Financial Markets Will Reduce Benefits of Diversification and May Exacerbate Losses to Your Portfolio.

Historically, commodity futures’ returns have tended to exhibit low to negative correlation with the returns of other assets such as stocks and bonds. Although commodity futures trading can provide a diversification benefit to investor portfolios because of its low to negative correlation with other financial assets, the fact that the Index is not 100% negatively correlated with financial assets such as stocks and bonds means that the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice-versa. If the Limited Shares perform in a manner that correlates with the general financial markets or do not perform successfully, you will obtain no diversification benefits by investing in the Limited Shares and the Limited Shares may produce no gains to offset your losses from other investments.

Shareholders Do Not Have the Protections Associated With Ownership of Limited Shares in an Investment Company Registered Under the Investment Company Act of 1940.

Neither the Fund nor the Master Fund is registered as an investment company under the Investment Company Act of 1940 and is not required to register under such Act. Consequently, Shareholders do not have the regulatory protections provided to the investors in registered and regulated investment companies.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund and the Master Fund are subject to actual and potential conflicts of interest involving the Managing Owner, various commodity futures brokers and Authorized Participants. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund and the Master Fund, which also presents the potential for numerous conflicts of interest with the Fund and the Master Fund. As a result of these and other relationships, parties involved with the Fund and the Master Fund have a financial incentive to act in a manner other than in the best interests of the Fund, the Master Fund and the Shareholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Shareholders.

The Fund and the Master Fund may be subject to certain conflicts with respect to the Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

Tax Related Risks

Shareholders of the Fund Will Be Subject to Taxation on Their Share of the Fund’s Taxable Income (Including the Fund’s Share of the Master Fund’s Taxable Income), Whether or Not They Receive Cash Distributions.

Shareholders of the Fund will be subject to U.S. federal income taxation and, in some cases, state, local, or foreign income taxation on their share of the Fund’s taxable income (including the Master Fund’s taxable income allocable to the Fund), whether or not they receive cash distributions from the Fund. Shareholders of the Fund may not receive cash distributions equal to their share of the Fund’s taxable income (including the Master Fund’s taxable income) or even the tax liability that results from such income.

Items of Income, Gain, Loss, Deduction, and Credit with respect to Limited Shares could be Reallocated if the IRS does not Accept the Assumptions or Conventions Used by the Fund or the Master Fund in Allocating Such Tax Items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund and the Master Fund will apply certain assumptions and conventions in an attempt to comply with the applicable rules and to report income, gain, deduction, loss and credit to Shareholders of the Fund in a manner that reflects the Shareholders’ beneficial shares of partnership items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund or the Master Fund do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects you.

The Current Treatment of Long Term Capital Gains Under Current U.S. Federal Income Tax Law May Be Adversely Affected, Changed or Repealed in the Future.

Under current law, long term capital gains are taxed to noncorporate investors at a maximum U.S. federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and is currently scheduled to expire for tax years beginning after December 31, 2010.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE LIMITED SHARES; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Other Risks

Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Master Fund Remains at Risk of Significant Losses Because the Master Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.

The CEAct requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Master Fund Units could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Master Fund Units may not recover any assets at all, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. The Commodity Broker may, from time to time, have been the subject of certain regulatory and private causes of action.

In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Master Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

Regulatory Changes or Actions May Alter the Nature of an Investment in the Fund.

Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Fund or the ability of the Fund to continue to implement its investment strategy.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.

Lack of Independent Advisers Representing Investors.

The Managing Owner has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund and the Master Fund. No counsel has been appointed to represent you in connection with the offering of the Limited Shares. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Limited Shares.

Possibility of Termination of the Fund or Master Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. Owners of 50% of the Limited Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in the Fund’s Index through a fund vehicle will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.

Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles.

As interests in separate series of a Delaware statutory trust, the Limited Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Limited Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and the Fund is not required to pay regular distributions, although the Fund may pay distributions in the discretion of the Managing Owner).

An Investment in the Limited Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.

The Fund and the Master Fund constitute a new, and thus untested, type of investment vehicle. They compete with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Limited Shares and reduce the liquidity of the Limited Shares.

Competing Claims Over Ownership of Intellectual Property Rights Related to the Fund Could Adversely Affect the Fund and an Investment in the Limited Shares.

While the Managing Owner believes that all intellectual property rights needed to operate the Fund and the Master Fund are either owned by or licensed to the Managing Owner or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Fund and the Master Fund. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Fund and the Master Fund and an investment in the Limited Shares, for example, resulting in expenses or damages or the termination of the Fund and the Master Fund.

The Value of the Limited Shares Will be Adversely Affected if the Fund or the Master Fund is Required to Indemnify the Trustee or the Managing Owner.

Under the Trust Agreements, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense either incurs without negligence or misconduct. That means the Managing Owner may require the assets of the Master Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the net asset value of the Master Fund and the value of the Limited Shares.

The Net Asset Value Calculation of the Master Fund May Be Overstated or Understated Due to the Valuation Method Employed When a Settlement Price is not Available on the Date of Net Asset Value Calculation.

Calculating the net asset value of the Master Fund (and, in turn, the Fund) includes, in part, any unrealized profits or losses on open commodity futures contracts. Under normal circumstances, the net asset value of the Master Fund reflects the settlement price of open commodity futures contracts on the date when the net asset value is being calculated. However, if a commodity futures contract traded on an exchange (both U.S. and, to the extent it becomes applicable, non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange or otherwise), the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. In such a situation, there is a risk that the calculation of the net asset value of the Master Fund on such day will not accurately reflect the realizable market value of such commodity futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a commodity futures contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the settlement price on the most recent day on which the position could have been liquidated would be used in lieu of the actual settlement price on the date of determination, there is a risk that the resulting calculation of the net asset value of the Master Fund (and, in turn, the Fund) could be under or overstated, perhaps to a significant degree.

Although the Limited Shares are Limited Liability Investments, Certain Circumstances such as Bankruptcy of the Fund or Indemnification of the Fund by the Shareholders will Increase the Shareholders’ Liability.

The Limited Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of:

•	Shareholders’ actions unrelated to the business of the Fund, or

•	Taxes imposed on the Limited Shares by the states or municipalities in which such investors reside.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Fund and the Master Fund do not own or use physical properties in the conduct of their business. Their assets consist of futures contracts, cash, United States Treasury Obligations and may consist of other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 60 Wall Street, New York, New York 10005.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Limited Shares trade on the American Stock Exchange under the symbol “DBE.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Limited Share, as reported on the Amex.

	Limited Shares
Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on January 5, 2007)	$27.89	$22.49
June 30, 2007	$29.36	$27.11
September 30, 2007	$30.87	$27.13
December 31, 2007	$35.93	$29.88

Holders

As of December 31, 2007, the Fund had 2,279 holders of record of its Limited Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to holders of Limited Shares. On December 28, 2007, the Fund paid $0.90 per General Share, to the Managing Owner, a total distribution of $36.00. On December 28, 2007, the Fund paid $0.90 per Limited Share to each holder of Limited Shares of record on December 19, 2007, a total distribution of $1,260,000. Prior to this, no distributions had been paid on the Fund’s Limited Shares or General Shares. All distributions were made from net investment income.

Sales of Unregistered Equity Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s equity securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-14) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-15) and on January 15, 2008 (File No. 333-148613-05) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-148613-05) also acts as Post-Effective Amendment No. 1 to File No. 333-142163-15 and acts as Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-14, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Period Ended December 31, 2007, 2.6 million Limited Shares were created for $70.9 million and 1.2 Limited Shares were redeemed for $35.1 million. For the Three Months Ended December 31, 2007, 0.2 million Limited Shares were created for $6.9 million and 0.20 million Limited Shares were redeemed for $6.8 million. On December 31, 2007, 1.4 million Limited Shares were outstanding for a market capitalization of $49.4 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 3, 2007 to December 31, 2007	1,200,000	$29.28

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 3, 2007; therefore, no operating results occurred prior to that date. As a result, there is no comparable financial data presented below for 2006, 2005, 2004 and 2003.

Period from January 3, 2007 (commencement of investment operations) to December 31, 2007
Interest Income	$1,600,537
Net investment income	$1,319,472
Net realized and unrealized gains/(losses) on investment and futures	$13,324,952
Net Income	$14,644,424
Distribution per share	$0.90
Net Increase in cash	$11,000,940

As of December 31, 2007
Total Assets	$49,265,382
Limited Shares NAV	$35.17
General Shares NAV	$35.18

Selected Quarterly Financial Data (Unaudited)

	For the period from January 3, 2007 (commencement of investment operations) to March 31, 2007	For the three months ended June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Interest income	$333,038	311,584	488,726	467,189
Net investment income	$280,447	262,834	406,449	369,742
Net realized and unrealized gains/(losses) on investment and futures	$3,242,507	456,422	2,264,403	7,361,620
Net income/(loss)	$3,522,954	719,256	2,670,852	7,731,362
Increase/(decrease) in Net Asset Value	$33,458,736	6,871,530	2,321,018	6,581,728

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and notes included in Item 8 of Part I of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Energy Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC (the “Managing Owner”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview / Introduction

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts, or the Index Contracts, on the commodities comprising the Index, or the Index Commodities. The Index Commodities are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The sponsor of the Index, or the Index Sponsor, is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Trust, the Fund, the Master Trust, the Master Fund and the Managing Owner.

Under the Trust Agreements of the Trust and the Master Trust, Wilmington Trust Company, the Trustee of the Trust and the Master Trust, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This Report covers the three months ended December 31, 2007 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”). The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007.

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

The section “Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2007 and the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2007 and the Period Ended December 31, 2007

	Total returns for index in the DBLCI-OY Energy TR™
Index	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Light Sweet Crude Oil Indices	23.40%	45.71%
DB Heating Oil Indices	20.93%	50.12%
DB Brent Crude Oil Indices	21.01%	52.29%
DB RBOB Gasoline Indices	18.62%	51.60%
DB Natural Gas Indices	0.98%	15.56%
TOTAL RETURN	19.10%	46.62%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Energy TR™. The only difference between the Index and the DBLCI-OY Energy TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Energy TR™ does include such a component. The difference between the Index and the DBLCI-OY Energy TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Limited Shares is expected closely to track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Limited Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Energy TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

Net Asset Value

Net asset value means the total assets of the Master Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Master Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and only under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Master Fund from the day when the distribution is declared until it is paid.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Limited Unit are equal.

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

The Master Fund holds a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses. Generally, fair values are based on quoted market closing prices. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

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

Credit Risk

When the Master Fund enters into futures contracts, the Master Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most of foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Master Fund.

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading. Also, see Item 1A. - Risk Factors - “Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Master Fund Remains at Risk of Significant Losses Because the Master Fund May Only Receive a Pro-rata Share of the Assets.”

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Limited Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Limited Shares. The Master Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Master Fund’s trading in commodities. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s commodity interests change. The balance of the net assets is held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

The Master Fund’s commodity contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges generally have the ability to limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Master Fund from promptly liquidating its commodity futures positions.

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of future contracts (market risk) or the inability of counterparties (including exchange clearinghouses) to perform under the terms of the contracts (credit risk).

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activities of the Fund is to raise capital from Authorized Participants through the issuance of Limited Shares. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow used for operating activities was $23.6 million for the Period Ended December 31, 2007. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Period Ended December 31, 2007 $163.2 million was paid to purchase United States Treasury Obligations and $134.8 million was received from sales of maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $8.4 million during the Period Ended December 31, 2007.

Financing Activities

The Fund’s net cash flow provided by financing activities was $34.6 million during the Period Ended December 31, 2007. This included $71.0 million from the sale of Limited shares to Authorized Participants during the Period Ended December 31, 2007.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (“DBLCI-OY Energy ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBE”), (ii) the Fund’s NAV (as reflected by the graph “DBENAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBENIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBE, DBENAV AND DBENIX FOR THE THREE MONTHS ENDED

DECEMBER 31, 2007 AND THE PERIOD ENDED DECEMBER 31, 2007

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

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN JULY 2006, CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: “RISK FACTORS” HEREIN, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR

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

FOR THE PERIOD ENDED DECEMBER 31, 2007

Fund Limited Share Price Performance

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

On December 28, 2007, the Fund made a $0.90 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the Amex market value of Limited Shares increased 41.2% from $25.00 per share to $35.30 per share. The Limited Share price low and high for the Period Ended December 31, 2007 and related change from the Limited Share price on January 3, 2007 (commencement of investment operations) was as follows: Limited Shares traded from a low of $22.49 per share (-10.04%) on January 18, 2007 to a high of $35.93 per share (+43.72%) on November 23, 2007. Total return for the Fund, on a market value basis was 44.80%, including the above noted distribution for the period.

Fund Limited Share Net Asset Performance

For the Period Ended December 31, 2007, the net asset value of each Limited Share increased 40.68% from $25.00 per share to $35.17 per share. On December 28, 2007, the Fund made a $0.90 per share distribution to Limited shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis, for the Fund, including the distribution, was 44.28%.

Net income for the Period Ended December 31, 2007 was $14.6 million, resulting from $1.6 million of interest income supplemented by net realized gains of $4.9 million and net unrealized gains of $8.4 million and operating expenses of $0.3 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

Fund Limited Share Price Performance

On December 28, 2007, the Fund made a $0.90 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the Amex market value of Limited Shares increased 15.47% from $30.57 per share to $35.30 per share. The Limited Share price low and high for the Three Months Ended December 31, 2007 and related change from the Limited Share price on September 30, 2007 was as follows: Limited Shares traded from a low of $29.88 per share (-2.26%) on August 10, 2007 to a high of $35.93 per share (+17.53%) on November 23, 2007. Total return for the Fund, on a market value basis was 18.42%, including the above noted distribution, for the three month period.

Fund Limited Share Net Asset Performance

For the Three Months Ended December 31, 2007, the net asset value of each Limited Share increased 15.46% from $30.46 per share to $35.17 per share. On December 28, 2007, the Fund made a $0.90 per share distribution to Limited shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis, for the Fund, including the distribution, was 18.42%.

Net income for the Three Months Ended December 31, 2007 was $7.7 million, resulting from $0.5 million of interest income supplemented by net realized gains of $2.0 million and net unrealized gains of $5.3 million and operating expenses of $0.1 million.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

The Fund’s risk exposure in the various market sectors traded by the Fund is quantified below in terms of Value at Risk. Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses at fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light Sweet Crude Oil	May 2008	471,746	0.96%	7
Heating Oil	June 2008	442,655	0.90%	6
Brent Crude Oil	March 2008	443,027	0.90%	7
RBOB Gasoline	November 2008	477,809	0.97%	10
Natural Gas	May 2008	323,373	0.66%	8
Aggregate/Total		1,786,843	0.036%	6

*

The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2007 by Index Commodities:

Light Sweet Crude Oil

The price of light sweet crude oil is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for light sweet crude oil. In addition, various other factors can affect the demand for light sweet crude oil, such as weather, political events and labor activity. The supply of light sweet crude oil can be affected by many events, in particular, the meetings of the Organization of Petroleum Exporting Countries. Market expectations about events that will influence either demand or supply can cause prices for light sweet crude oil to fluctuate greatly. A significant amount of the world oil production capacity is controlled by a relatively small number of producers. Any large change in production by one of these producers could have a substantial effect on the price of light sweet crude oil.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Documents	Page

Report of Independent Registered Public Accounting Firm	28
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006	29
Consolidated Schedule of Investments as of December 31, 2007	30
Consolidated Statement of Income and Expenses for the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007	31
Consolidated Statement of Changes in Shareholders’ Equity for the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007	32
Consolidated Statement of Cash Flows for the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007	33
Notes to Consolidated Financial Statements	34

Report of Independent Registered Public Accounting Firm

The Board of Managers

DB Commodity Services LLC:

We have audited the accompanying consolidated statement of financial condition of PowerShares DB Energy Fund and Subsidiary (the Fund), including the consolidated schedule of investments, as of December 31, 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. We have also audited the accompanying statement of financial condition of PowerShares DB Energy Fund as of December 31, 2006. The above referenced consolidated financial statements of PowerShares DB Energy Fund and Subsidiary and the statement of financial condition of PowerShares DB Energy Fund are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the consolidated financial statements of PowerShares DB Energy Fund and Subsidiary as of December 31, 2007 and for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 and the statement of financial condition of PowerShares DB Energy Fund as of December 31, 2006 based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of PowerShares DB Energy Fund and Subsidiary present fairly, in all material respects, the financial position of PowerShares DB Energy Fund and Subsidiary as of December 31, 2007 and the results of their operations, changes in their shareholders’ equity and their cash flows for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and the statement of financial condition of PowerShares DB Energy Fund presents fairly, in all material respects, the financial position of PowerShares DB Energy Fund as of December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements of PowerShares DB Energy Fund and Subsidiary, the Fund commenced investment operations on January 3, 2007, with the initial offering of common units of beneficial interest to certain eligible financial institutions.

/s/ KPMG LLP

New York, New York
March 25, 2008

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2007 and 2006(i)

	2007	2006
Assets
Equity held in broker trading accounts
United States Treasury Obligations, at fair value (cost $29,885,030)	$29,893,861	$-
Cash held by broker	11,001,940	1,000
Net unrealized appreciation on futures contracts	8,367,383	-

Deposits with broker	49,263,184	1,000

Other assets	2,198	-

Total assets	$49,265,382	$1,000

Liabilities and shareholders’ equity
Management fee payable	$31,370	$-
Non controlling interest in consolidated subsidiary - related party	1,000	-

Total liabilities	32,370	-

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2007 and 2006, respectively	1,000	1,000
Accumulated earnings	407	-

Total General shares	1,407	1,000

Limited shares:
Paid-in-capital - 1,400,000 and 0 redeemable shares issued and outstanding
as of December 31, 2007 and 2006, respectively	35,847,624	-
Accumulated earnings	13,383,981	-

Total Limited shares	49,231,605	-

Total shareholders’ equity	49,233,012	1,000

Total liabilities and shareholders’ equity	$49,265,382	$1,000

Net asset value per share
General shares	$35.18	$25.00
Limited shares	$35.17	Not Applicable

See accompanying notes to consolidated financial statements.

(i)	Represents financial condition only for PowerShares DB Energy Fund as consolidation of DB Energy Master Fund occurred upon commencement of investment operations, as of January 3, 2007.

PowerShares DB Energy Fund and Subsidiary

Consolidated Schedule of Investments (i)

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 2.89% due January 10, 2008	10.15%	$4,997,285	$5,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	10.13	4,988,280	5,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	10.13	4,985,500	5,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	10.12	4,982,650	5,000,000
U.S. Treasury Bills, 3.18% due February 28, 2008	8.09	3,981,096	4,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	12.10	5,959,050	6,000,000

Total United States Treasury Obligations (cost $29,885,030)	60.72%	$29,893,861

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (d)

Description	Percentage of Net Assets	Fair Value

Unrealized Appreciation (Depreciation) on Futures Contracts
Brent Crude Oil (117 contracts, settlement date February 14, 2008)	4.61%	$2,268,120
Light, Sweet Crude Oil (117 contracts, settlement date April 22, 2008)	4.92	2,423,350
Gasoline RBOB (114 contracts, settlement date October 31, 2008)	3.38	1,663,494
Heating Oil (105 contracts, settlement date May 30, 2008)	4.49	2,209,889
Natural Gas (61 contracts, settlement date April 28, 2008)	(0.40)	(197,470)

Net Unrealized Appreciation on Futures Contracts	17.00%	$8,367,383

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Energy Fund and Subsidiary commenced investment operations on January 3, 2007, therefore no investments were held prior to that date.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statement of Income and Expenses

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

Income
Interest Income	$1,600,537

Expenses
Management fee	270,255
Brokerage commissions and fees	10,810

Total expenses	281,065

Net investment income	1,319,472

Net Realized and Net Change in Unrealized Gain on United States Treasury Obligations and Futures Net Realized Gain on
United States Treasury Obligations	4,491
Futures	4,944,247

Net realized gain	4,948,738

Net Change in Unrealized Gain on
United States Treasury Obligations	8,831
Futures	8,367,383

Net change in unrealized gain	8,376,214

Net realized and Net change in unrealized gain on United States Treasury Obligations and Futures	13,324,952

Net Income	$14,644,424

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Energy Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares					2,600,000	70,981,614	-	70,981,614	70,981,614
Redemption of Limited Shares	-	-	-	-	(1,200,000)	(35,133,990)	-	(35,133,990)	(35,133,990)
Net Income
Net investment Income	-	-	44	44	-	-	1,319,428	1,319,428	1,319,472
Net realized gain on United States Treasury obligations and Futures	-	-	169	169	-	-	4,948,569	4,948,569	4,948,738
Net change in unrealized gain on United States Treasury Obligations and Futures	-	-	230	230	-	-	8,375,984	8,375,984	8,376,214

Net Income			443	443			14,643,981	14,643,981	14,644,424
Distributions of net investment income ($0.90 per share)	-	-	(36)	(36)	-	-	(1,260,000)	(1,260,000)	(1,260,036)

Balance at December 31, 2007	40	$1,000	$407	$1,407	1,400,000	$35,847,624	$13,383,981	$49,231,605	$49,233,012

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Energy Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statement of Cash Flows

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

2007
Cash flow provided by operating activities:
Net Income	$14,644,424
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(163,221,434)
Proceeds from securities sold	134,784,224
Net accretion of discount and amortization of premium on United States
Treasury Obligations	(1,443,329)
Net realized gain on United States Treasury Obligations	(4,491)
Net change in unrealized gain on United States Treasury
Obligations and Futures	(8,376,214)
Increase in operating receivables and liabilities:
Management fee payable	31,370
Other assets	(2,198)
Non controlling interest in consolidated subsidiary – related party	1,000

Net cash used for operating activities	(23,586,648)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	70,981,614
Redemption of Limited Shares	(35,133,990)
Cash distributions paid on Limited and General Shares	(1,260,036)

Net cash provided by financing activities	34,587,588

Net change in cash held by broker	11,000,940
Cash held by broker at beginning of period	1,000

Cash held by broker at end of period	$11,001,940

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Energy Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Energy Fund and Subsidiary

Notes to Consolidated Financial Statements

(1)	Organization

PowerShares DB Energy Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Energy Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each Fund and Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (the “Trust Agreement”).

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

This report covers the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”). No investment operations occurred prior to January 3, 2007 therefore the 2007 and 2006 operating results are not comparable.

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (“DBLCI-OY Energy ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index, or the Index Commodities, are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodities brokers as margin and for investment.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). The Index Sponsor is an affiliate of the Fund, the Master Fund and the Managing Owner.

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements of the Trust and the Master Trust, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Period Ended December 31, 2007 the Fund and Master Fund incurred management fees of $270,255 of which $31,370 was still payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Period Ended December 31, 2007 the Fund and Master Fund incurred brokerage fees of $10,810.

The Administrator

The Bank of New York (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants.

The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the administrative portion of the Administration Agreement upon 30 days’ prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement.

The Distributor

ALPS Distributors (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets.

The Distribution Services Agreement is effective for two years and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

PowerShares Capital Management LLC

Under the License Agreement among PowerShares Capital Management LLC (the “Licensor”), the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

A I M Distributors, Inc.

Through a marketing agreement between the Managing Owner and A I M Distributors, Inc. (“AIM Distributors”), an affiliate of PowerShares Capital Management LLC, or PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed AIM Distributors as a marketing agent. AIM Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. AIM Distributors will not open or maintain customer accounts or handle orders for the Fund. AIM Distributors engages in public seminars, road shows, conferences, media interviews, field incoming telephone “800” number calls and distribute sales literature and other communications (including electronic media) regarding the Fund.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (“Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning January 3, 2007 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated.

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

(c)	Deposits with Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (CFTC) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(d)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United

States Treasury Obligations. Included in the United States Treasury Obligations is $2,883,713 which is restricted and held against initial margin of the open futures contracts.

(e)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2007 the Fund held cash of $11,001,940. There were no cash equivalents held by the Fund as of December 31, 2007.

(f)	Income Taxes

The Fund and the Master Fund are classified as partnerships for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund will incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2007
State of New York	2007
New York City	2007
State of Florida	2007
State of Georgia	2007
State of Maine	2007
State of Missouri	2007
State of New Jersey	2007
State of Oregon	2007
State of Pennsylvania	2007
State of Utah	2007
State of West Virginia	2007

(g)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $8,367,383.

(h)	Management Fee

The Master Fund pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the Period Ended December 31, 2007 the Management Fee amounted to $270,255 of which $31,370 was payable to the Managing Owner as of December 31, 2007.

(i)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for Period Ended December 31, 2007. For the Period Ended December 31, 2007 brokerage fees amounted to $10,810.

(j)	Routine Operational, Administrative and Other Ordinary Expenses

The Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund and the Master Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Accordingly, all such expenses are not reflected in the consolidated statement of income and expenses of the Fund. (For additional information, see Note (8), Organizational and Offering Costs).

(k)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Period Ended December 31, 2007, the Fund and the Master Fund did not incur such expenses.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (“DTC”) book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order will be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time-to-time agree upon.

(c)	Limited Share Transactions

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as Initial Purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the Amex on January 5, 2007.

Summary of Limited Share Transactions for the Period Ended December 31, 2007

	Limited Shares Period Ended December 31, 2007	Amount Period Ended December 31, 2007
Limited Shares Sold	2,600,000	$70,981,614
Limited Shares Redeemed	(1,200,000)	(35,133,990)

Net Increase	1,400,000	35,847,624

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

A distribution of $0.90 per share from net investment income was declared on December 14, 2007 to Limited shareholders, on record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $1,260,000 million was paid to Limited shareholders. On December 28, 2007 the Fund paid $0.90 per General Share, a total distribution of $36.00.

(8)	Organizational and Offering Costs

All organizing and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Limited Shares after the commencement of the Master Fund’s trading operations also will be paid by the Managing Owner.

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of December 31, 2007 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the Period Ended December 31, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Period Ended December 31, 2007
Net Asset Value
Initial offering price per Limited Share	$25.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	10.01
Net investment income	1.06

Net increase in net assets from operations	11.07
Distributions of net investment income on Limited Shares	(0.90)

Net increase	10.17
Net asset value per Limited Share, end of period	$35.17

Market value per Limited Share, beginning of period	$25.00

Market value per Limited Share, end of period	$35.30

Ratio to average Limited Shares*
Net investment income	3.63%
Total expenses	0.78%

Total Return, at net asset value **	44.28%

Total Return, at market value **	44.80%

*	Percentages are annualized.
**	Percentages are not annualized and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund is currently evaluating the impact of adopting Statement 157 on its financial statements disclosures.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement 160). Statement 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Fund is currently evaluating the impact of adopting Statement 160 on its results of operations and financial position.

(12)	Recently Adopted Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007, and has determined that the application of this Statement did not have any impact on its results of operations and financial position.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Kevin Rich, its Chief Executive Officer and Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Kevin Rich, the Chief Executive Officer and Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position

Kevin Rich	47	Director, Chief Executive Officer, Principal Financial Officer and Member of the Board of Managers
Gregory S. Collett	36	Chief Operating Officer and Member of the Board of Managers
Martin Kremenstein	31	Vice President and Member of the Board of Managers

Kevin Rich joined Deutsche Bank AG in June 2003 and serves as a Managing Director in the Global Markets Investment Products Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Rich serves as an associated person, principal, Chief Executive Officer and Principal Financial Officer of the Managing Owner and as an associated person of Deutsche Bank Securities Inc. Prior to joining Deutsche Bank, Mr. Rich was a Regional Vice President from November 2002 through May 2003 in Product Distribution for Claymore Securities, Inc. (“Claymore”), responsible for distribution of closed-end funds and unit investment trusts in the State of New York. Mr. Rich acted as an independent product development consultant prior to joining Claymore (August through October, 2002). From January 2000 through July 2002, Mr. Rich worked at Lehman Brothers, Inc. Mr. Rich served in several roles supporting the equities, fixed income and investment banking product lines. Mr. Rich received his MBA in Finance from the New York University Leonard N. Stern School of Business in 1996 and his Bachelors of Science in Business Administration from Taylor University in Upland, Indiana in 1983.

Gregory Collett served as Vice President and Counsel in the Legal Department of Deutsche Bank AG from October 2002 through June 2006, where he worked primarily with the Commodities Group to build Deutsche Bank’s power and gas trading and commodity funds businesses. Mr. Collett joined the Global Markets Investment Products Group in June 2006 where he is a Director with responsibility for providing currency and commodity based investor solutions to the DB sales force in the Americas and serves as a principal and Chief Operating Officer of the Managing Owner. Mr. Collett also serves as an associated person of Deutsche Bank Securities Inc. From March 2000 through October 2002, Mr. Collett was an associate with the law firm of Sidley Austin LLP in New York, and prior to that he was an attorney-advisor with the Commodity Futures Trading Commission from October 1998 to February 2000. From May 2003 through May 2007, Mr. Collett has served on the Futures Industry Association’s Law & Compliance Executive Committee. Mr. Collett received his J.D. from George Washington University Law School in 1997 and his B.A. from Colgate University in 1993.

Martin Kremenstein joined Deutsche Bank AG in August 2006, and serves as a Vice President in the Global Markets Investment Products Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Kremenstein serves as a Vice President of the Managing Owner. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase from September 1998 to August 2006, initially in London and then, from June 2003, in New York. From February 2005 to August 2006, Mr. Kremenstein worked in Market Risk Management, covering the Credit Portfolio division initially as an Associate, and later as a Vice President. From September 1998 to February 2005, Mr. Kremenstein worked in various roles in Operations at JPMorgan Chase, including managing the Credit Portfolio Credit Hedge Analysis team, managing projects for the Credit Portfolio Market Hedge team, and managing P&L production for the Counterparty Risk Book (London). Mr. Kremenstein received his B.A. from the University of Leeds in 1998. Mr. Kremenstein is a principal and an associated person of the Managing Owner.

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://sec.gov/Archives/edgar/data/1159508/000095012306003563/y18643e20vf.htm.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value per Limited Share at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $270,255 to DB Commodity Services LLC of which $238,885 had been paid at December 31, 2007.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage fees of $10,810 to the Commodity Broker all of which had been paid at December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Limited Shares as of December 31, 2007, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Limited Shares	Kevin Rich	100	Less than 0.01%
	Directors and Officers of DB Commodity Services LLC as a group	100	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

Fiscal Year Ended December 31, 2007
Audit Fees	$121,875
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Total	$121,875

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by KPMG LLP to the Fund described above. The Managing Owner pre-approves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 27 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant*

4.2	Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant*

4.2.1	Amendment No. 1 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant**

4.3	Form of Participant Agreement*

10.1	Form of Customer Agreement*

10.2	Form of Administration Agreement*

10.3	Form of Global Custody Agreement*

10.4	Form of Transfer Agency and Service Agreement*

10.5	Form of Distribution Services Agreement*

10.6	Form of Marketing Agreement*

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement of Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.

**	Previously filed as an exhibit to a Registration Statement on Form S-1 (SEC File No. 333-148613) on January 11, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Energy Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Chief Executive Officer and Principal Financial Officer

Dated: March 25, 2008	By:	/s/ Gregory S. Collett
		Name:	Gregory S. Collett
		Title:	Chief Operating Officer