Form 10-K
period 2007-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND; POWERSHARES DB AGRICULTURE FUND
filed 2008-03-26
CIK 1367305, 1367306, 1383081, 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:         001-33238

POWERSHARES DB AGRICULTURE FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB AGRICULTURE MASTER FUND

(A Series of DB Multi-Sector Commodity Master Trust)

(Exact name of Rule 140 Co-Registrant as specified in its charter)

Delaware	87-0778079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	American Stock Exchange

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

$ 427,680,000

Number of Common Units of Beneficial Interest outstanding as of March 17, 2008: 72,000,040

DOCUMENTS INCORPORATED BY REFERENCE

None.

TAB LE OF CONTENTS

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

Organization

PowerShares DB Agriculture Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Agriculture Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and Master Fund. The fiscal year end of the Fund is December 31st.

The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007. After the initial offering of the Limited Shares, an additional 34,200,000 Limited Shares were issued to certain Authorized Participants for $961,237,996 and 1,200,000 Limited Shares were redeemed for $32,756,920 during the period from January 3, 2007 (commencement of investment operations) to December 31,2007. Limited Shares may be purchased from the Fund only by Authorized Participants.

This report covers the three months ended December 31, 2007 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”). No investment operations occurred prior to January 3, 2007 therefore the 2007 and 2006 operating results are not comparable.

Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Agriculture Excess Return™ (DBLCI-OY Agriculture ER™, or “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index, or the Index Commodities, are corn, wheat, soybeans and sugar. The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. For example, in October 2007, the Master Fund reached position limits with respect to the CBOT July wheat futures contract, which was an Index Contract. Since that time, when required to buy wheat to track the Index, the Master Fund has been purchasing CBOT wheat futures contracts expiring in different months as well as wheat futures trading on other United States futures exchanges.

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

The net asset value per share of the Limited Shares will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket of Limited Shares may be different from the net asset value of a Basket of Limited Shares (i.e., 200,000 Limited Shares may trade at a premium over, or a discount to, net asset value of a Basket of Limited Shares) and similarly the public trading price per Limited Share may be different from its net asset value per Limited Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Limited Shares at a discount or a premium to the public trading price per Limited Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Limited Shares are closely related, but not identical to, the same forces influencing the prices of the Index Commodities comprising the Index, trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets of the Fund and the Operation of the Master Fund.

CFTC and commodity exchange rules impose position limits on market participants, including the Master Fund, trading in certain agricultural commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts.

It is possible that in the future, the CFTC may propose new rules with respect to position limits in agricultural commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Master Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Master Fund, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional corn and wheat futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Limited Shares of the Fund, as traded on the Amex, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Limited Shares in the Fund trading at a premium or discount to net asset value of the Fund.

The Index includes four commodities, corn, wheat, soybeans and sugar, that are subject to position limits imposed by the CFTC and the rules of the exchanges on which the futures contracts for these commodities trade. The Chicago Board of Trade limits are currently for corn futures: 22,000 contracts net all months combined, 13,500 contracts net a single month (other than the spot month), and 600 contracts for a spot month; for wheat futures: 6,500 contracts net all months combined, 5,000 contracts net a single month (other than a spot month), and 220 to 600 contracts for a spot month based on the month and certified stocks; for soybean futures: 5,500 contracts net all months combined, 3,500 contracts net a single month (other than a spot month), and 600 contracts for a spot month. The ICE Futures U.S. limits for sugar #11 futures (also known as NYBOT Sugar No. 11) are currently: 15,000 contracts net all months combined, 10,000 contracts net a single month (other than the spot month), and 5,000 contracts for a spot month.

Because the Master Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Master Fund has commenced investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than commodities that comprise the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with a futures contract that comprises the Index.

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

Amex May Halt Trading in the Limited Shares Which Would Adversely Impact Your Ability to Sell Limited Shares.

The Limited Shares are listed for trading on the Amex under the market symbol “DBA.” Trading in Limited Shares may be halted due to market conditions or, in light of Amex rules and procedures, for reasons that, in the view of the Amex, make trading in Limited Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Limited Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Limited Shares are delisted.

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

The following table* reflects various measures of volatility** of the history of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	14.66%
Average rolling 3 month daily volatility	14.23%
Monthly return volatility	14.08%
Average annual volatility	14.34%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	9.60%
1989	15.30%
1990	12.77%
1991	15.70%
1992	12.02%
1993	12.81%
1994	13.20%
1995	11.56%
1996	14.73%
1997	12.85%
1998	14.13%
1999	17.49%
2000	15.71%
2001	14.55%
2002	15.07%
2003	12.47%
2004	19.40%
2005	16.31%
2006	16.57%
2007*	14.63%

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2007.

**	Volatility, for these purposes means the following:

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

***	As of July 31, 1988.

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of not greater than 0.16% per annum in the aggregate in selling commissions. As of December 31, 2007, the Fund has earned interest income at an annual rate of approximately 4.32% per annum. Consequently, it is expected that interest income will exceed fees (other than selling commissions), however, if interest rates fall below 0.91%, the Fund will need to have positive performance in order to break even net of fees and expenses. Consequently, depending upon the performance of the Fund and the interest rate environment, the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders of a Fund. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant, the Managing Owner and the Managing Owner in its capacity as managing owner of the Fund or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

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

Items of Income, Gain, Loss, Deduction and Credit with respect to Limited Shares could be Reallocated if the IRS does not Accept the Assumptions or Conventions Used by the Fund or the Master Fund in Allocating Such Tax Items.

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

The CEAct requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Master Fund Units could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Master Fund Units may not recover any assets at all, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action.

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

Although the Limited Shares are Limited Liability Investments, Certain Circumstances such as Bankruptcy of the Fund or Indemnification of the Fund by the Shareholders will Increase a Shareholders’ Liability.

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

Market Information

The Limited Shares trade on the American Stock Exchange under the symbol “DBA.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Limited Share, as reported on the Amex.

	Limited Shares
Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on January 5, 2007)	$27.50	$24.66
June 30, 2007	$28.15	$24.72
September 30, 2007	$29.95	$25.60
December 31, 2007	$33.54	$27.78

Holders

As of December 31, 2007, the Fund had 74,714 holders of record of its Limited Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to holders of Limited Shares.

On December 28, 2007, the Fund paid $0.45 per General Share, to the Managing Owner, a total distribution of $18.00. On December 28, 2007, the Fund paid $0.45 per Limited Share to each holder of Limited Shares of record on December 19, 2007, a total distribution of $13.7 million. Prior to this, no distributions had been paid on the Fund’s Limited Shares or General Shares. All distributions were made from net investment income.

Sales of Unregistered Equity Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-15) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-09) and on January 15, 2008 (File No. 333-148613-13) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-148613-13) also acts as Post-Effective Amendment No. 1 to File No. 333-142163-09 and acts as Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-15, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the period ended December 31, 2007, 35.2 million Limited Shares were created for $986.2 million and 1.2 million Limited Shares were redeemed for $32.8 million. For the Three Months Ended December 31, 2007, 13.0 million Limited Shares were created for $401.3 million and 0.2 million Limited Shares were redeemed for $6.6 million. On December 31, 2007, 34.0 million Limited Shares were outstanding for a market capitalization of $1,121.7 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 3, 2007 to December 31, 2007	1,200,000	$27.30

ITEM 6.	SELECTED FINANCIAL DATA

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

Period from January 3, 2007 (commencement of investment operations) to December 31, 2007
Interest Income	$18,653,020
Net investment income	15,039,169
Net realized and unrealized gains/(losses) on investment and futures	$160,821,334
Net Income	$175,860,503
Distribution per share	$0.45
Net decrease in cash	$(1,000)

As of December 31, 2007
Total Assets	$1,180,785,748
Limited Shares NAV	$32.81
General Shares NAV	$32.83

Selected Quarterly Financial Data (Unaudited)

	For the period from January 3, 2007 (commencement of investment operations) to March 31, 2007	For the three months ended June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Interest income	$1,489,911	3,663,497	5,733,413	7,766,199
Net investment income	$1,221,053	2,996,606	4,616,172	6,205,338
Net realized and unrealized gains/(losses) on investment and futures	$(6,619,103)	7,248,402	54,841,703	105,350,332
Net income/(loss)	$(5,398,050)	10,245,008	59,457,875	111,555,670
Increase/(decrease) in Net Asset Value	$182,204,370	243,196,166	197,686,159	492,575,866

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and notes included in Item 8 of Part I of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Agriculture Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Agriculture Excess Return™ (DBLCI-OY Agriculture ER™, or “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Limited Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts, or the Index Contracts, on the commodities comprising the Index, or the Index Commodities. The Index Commodities are corn, wheat, soybeans and sugar. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. For example, in October 2007, the Master Fund reached position limits with respect to the CBOT July wheat futures contract, which was an Index Contract. Since that time, when required to buy wheat to track the Index, the Master Fund has been purchasing CBOT wheat futures contracts expiring in different months as well as wheat futures trading on other United States futures exchanges.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the agriculture sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total Return™, or DBLCI-OY Agriculture TR™, consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2007 and the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended

December 31, 2007 and for the Period Ended December 31, 2007

Index	Total returns for index in the DBLCI-OY Agriculture TR™
	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Corn Indices	13.75%	21.42%
DB Wheat Indices	14.87%	63.02%
DB Soybean Indices	14.58%	62.00%
DB Sugar Indices	12.88%	(8.11%)
TOTAL RETURN	13.60%	34.71%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Agriculture TR™. The only difference between the Index and the DBLCI-OY Agriculture TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Agriculture TR™ does include such a component. The difference between the Index and the DBLCI-OY Agriculture TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Limited Shares is expected closely to track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Limited Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Agriculture TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

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

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading. Also, see Item 1A. – Risk Factors – “Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Master Fund Remains at Risk of Significant Losses Because the Master Fund May Only Receive a Pro-rata Share of the Assets.”

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

Cash Flows

The primary cash flow activities of the Fund is to raise capital from Authorized Participants through the issuance of Limited Shares in the Fund. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow used for operating activities was $939.8 million for the Period Ended December 31, 2007. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Period Ended December 31, 2007 $2,241.6 million was paid to purchase United States Treasury Obligations against $1,224.9 million received from sales of maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $139.5 million during the Period Ended December 31, 2007.

Financing Activities

The Fund’s net cash flow provided by financing activities was $939.8 million during the Period Ended December 31, 2007. This included $986.2 million from the sale of Limited shares to Authorized Participants for during the Period Ended December 31, 2007.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Agriculture Excess Return™ (DBLCI-OY Agriculture ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBA”), (ii) the Fund’s NAV (as reflected by the graph “DBANAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBAGIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBA, DBANAV AND DBAGIX FOR THE THREE MONTHS ENDED

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

See Additional Legends below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Agriculture Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

On December 28, 2007, the Fund made a $0.45 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the Amex market value of Limited Shares increased 31.96% from $25.00 per share to $32.99 per share. The Limited Share price low and high for the Period Ended December 31, 2007 and related change from the Limited Share price on January 3, 2007 (commencement of investment operations) was as follows: Limited Shares traded from a low of $24.66 per share (-1.36%) on January 9, 2007 to a high of $33.54 per share (+34.16%) on December 26, 2007. Total return for the Fund, on a market value basis was 33.76%, including the above noted distribution for the period.

Fund Limited Share Net Asset Performance

For the Period Ended December 31, 2007, the net asset value of each Limited Share increased 31.24% from $25.00 per share to $32.81 per share. On December 28, 2007, the Fund made a $0.45 per share distribution to Limited shareholders of record as of December 19, 2007. Total return on a net asset value basis, for the Fund including the distribution, was 33.04%.

Net income for the Period Ended December 31, 2007 was $175.9 million, resulting from $18.7 million of interest income supplemented by net realized gains of $21.3 million and net unrealized gains of $139.5 million and operating expenses of $3.6 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

Fund Limited Share Price Performance

On December 28, 2007, the Fund made a $0.45 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the Amex market value of Limited Shares increased 11.83 % from $29.50 per share to $32.99 per share. The Limited Share price low and high for the Three Months Ended December 31, 2007 and related change from the Limited Share price on September 30, 2007 was as follows: Limited Shares traded from a low of $27.78 per share (-5.83%) on October 8, 2007 to a high of $33.54 per share (+13.69%) on December 26, 2007. Total return for the Fund, on a market value basis was 13.36% including the above noted distribution, for the three month period.

Fund Limited Share Net Asset Performance

For the Three Months Ended December 31, 2007, the net asset value of each Limited Share increased 11.64% from $29.39 per share to $32.81 per share. On December 28, 2007, the Fund made a $0.45 per share distribution to Limited shareholders of record as of December 19, 2007. Total return on a net asset value basis, for the Fund including the distribution, was 13.17%.

Net income for the Three Months Ended December 31, 2007 was $111.6 million, resulting from $7.8 million of interest income supplemented by net realized gain of $23.6 million and net unrealized gains of $81.8 million and operating expenses of $1.6 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2008	13,003,919	1.17%	6
Wheat	July – December 2008	13,306,338	0.80%	5
Soybeans	November 2008	8,828,453	0.89%	8
Sugar	September 2008	9,861,242	1.20%	11
Aggregate/Total		36,642,774	2.76%	5

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

The following were the primary trading risk exposures of the Fund as of December 31, 2007 by Index Commodities:

Corn

The price of corn is volatile. The price movement of corn may be influenced by three primary supply factors: farmer planting decisions, climate, and government agricultural policies and three major market demand factors: livestock feeding, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements. Additionally, the price movement of corn may be influenced by a variety of other factors, including weather conditions, disease, transportation costs, political uncertainties and economic concerns.

Wheat

The price of wheat is volatile. The price movement of wheat may be influenced by three primary supply factors: farmer planting decisions, climate, and government agricultural policies and three major market demand factors: food, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements. Additionally, the price movement of wheat may be influenced by a variety of other factors, including weather conditions, disease, transportation costs, political uncertainties and economic concerns.

Soybeans

The price of soybeans is volatile. The price movement of soybeans may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

Sugar

The price of sugar is volatile. The price movement of sugar may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Documents	Page

Report of Independent Registered Public Accounting Firm	29
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006	30
Consolidated Schedule of Investments as of December 31, 2007	31
Consolidated Statement of Income and Expenses for the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007	32
Consolidated Statement of Changes in Shareholders’ Equity for the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007	33
Consolidated Statement of Cash Flows for the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007	34
Notes to Consolidated Financial Statements	35

Report of Independent Registered Public Accounting Firm

The Board of Managers

DB Commodity Services LLC:

We have audited the accompanying consolidated statement of financial condition of PowerShares DB Agriculture Fund and Subsidiary (the Fund), including the consolidated schedule of investments, as of December 31, 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. We have also audited the accompanying statement of financial condition of PowerShares DB Agriculture Fund as of December 31, 2006. The above referenced consolidated financial statements of PowerShares DB Agriculture Fund and Subsidiary and the statement of financial condition of PowerShares DB Agriculture Fund are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the consolidated financial statements of PowerShares DB Agriculture Fund and Subsidiary as of December 31, 2007 and for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 and the statement of financial condition of PowerShares DB Agriculture Fund as of December 31, 2006 based on our audits.

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

In our opinion, the consolidated financial statements of PowerShares DB Agriculture Fund and Subsidiary present fairly, in all material respects, the financial position of PowerShares DB Agriculture Fund and Subsidiary as of December 31, 2007 and the results of their operations, changes in their shareholders’ equity and their cash flows for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and the statement of financial condition of PowerShares DB Agriculture Fund presents fairly, in all material respects, the financial position of PowerShares DB Agriculture Fund as of December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements of PowerShares DB Agriculture Fund and Subsidiary, the Fund commenced investment operations on January 3, 2007, with the initial offering of common units of beneficial interest to certain eligible financial institutions.

/s/ KPMG LLP

New York, New York
March 25, 2008

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2007 and 2006(i)

	2007	2006
Assets
Equity held in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,034,673,552)	$1,034,833,498	$—
Cash held by broker	—	1,000
Receivable for Shares issued	6,562,700	—
Net unrealized appreciation on futures contracts	139,389,550	—

Deposits with broker	1,180,785,748	1,000

Total assets	$1,180,785,748	$1,000

Liabilities and shareholders’ equity
Payable to broker	$58,523,025	$—
Payable for securities purchased	5,956,083	—
Management fee payable	610,088	—
Broker fee payable	32,991	—
Non controlling interest in consolidated subsidiary – related party	1,000	—

Total liabilities	65,123,187	—

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:

Paid in capital - 40 shares issued and outstanding as of December 31, 2007 and 2006, respectively	1,000	1,000
Accumulated earnings	313	—

Total General shares	1,313	1,000

Limited shares:

Paid-in-capital - 34,000,000 and 0 redeemable shares issued and outstanding as of December 31, 2007 and 2006, respectively	953,481,076	—
Accumulated earnings	162,180,172	—

Total Limited shares	1,115,661,248	—

Total shareholders’ equity	1,115,662,561	1,000

Total liabilities and shareholders’ equity	$1,180,785,748	$1,000

Net asset value per share
General shares	$32.83	$25.00
Limited shares	$32.81	Not Applicable

See accompanying notes to consolidated financial statements.

(i)	Represents financial condition only for PowerShares DB Agriculture Fund as consolidation of DB Agriculture Master Fund occurred upon commencement of investment operations as of January 3, 2007.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007(i)

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	1.97%	$21,998,592	$22,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	10.75	119,934,840	120,000,000
U.S. Treasury Bills, 2.75% due January 17, 2008	8.68	96,893,397	97,000,000
U.S. Treasury Bills, 3.04% due January 24, 2008	4.48	49,919,700	50,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	7.33	81,807,792	82,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	9.56	106,689,700	107,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	0.89	9,965,300	10,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	3.66	40,831,859	41,000,000
U.S. Treasury Bills, 3.18% due February 28, 2008	4.46	49,763,700	50,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	8.20	91,503,936	92,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	12.74	142,132,705	143,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	10.59	118,187,825	119,000,000
U.S. Treasury Bills, 3.28% due March 27, 2008	9.43	105,204,152	106,000,000

Total United States Treasury Obligations (cost $1,034,673,522)	92.76%	$1,034,833,498

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (d)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Corn (11,281 contracts, settlement date December 12, 2008)	1.94%	$21,612,538
Soybean (5,049 contracts, settlement date November 14, 2008)	3.34	37,223,125
Sugar (21,096 contracts, settlement date June 30, 2008)	2.03	22,615,274
Wheat (681 contracts, settlement date July 14, 2008)	0.01	93,313
Wheat (4,999 contracts, settlement date July 14, 2008)	4.92	54,933,625
Wheat (1,499 contracts, settlement date December 12, 2008)	0.26	2,911,675

Net Unrealized Appreciation on Futures Contracts	12.50%	$139,389,550

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Agriculture Fund and Subsidiary commenced investment operations on January 3, 2007, therefore no investments were held prior to that date.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statement of Income and Expenses

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

Income
Interest Income	$18,653,020

Expenses
Management fee	3,200,976
Brokerage commissions and fees	412,875

Total expenses	3,613,851

Net investment income	15,039,169

Net Realized and Net Change in Unrealized Gain on United States Treasury Obligations and Futures
Net Realized Gain on
United States Treasury Obligations	4,935
Futures	21,266,903

Net realized gain	21,271,838

Net Change in Unrealized Gain on
United States Treasury Obligations	159,946
Futures	139,389,550

Net change in unrealized gain	139,549,496

Net realized and Net change in unrealized gain on United States Treasury Obligations and Futures	160,821,334

Net Income	$175,860,503

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Agriculture Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

	General Shares				Limited Shares				Total
				Total General			Accumulated	Total Limited Shareholders’	Total Shareholders’
	General Shares		Accumulated	Shareholders’	Limited Shares		Earnings	Equity	Equity
	Shares	Amount	Earnings	Equity	Shares	Amount	(Deficit)	(Deficit)	(Deficit)
Balance at January 3, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000
Sale of Limited Shares	—	—			35,200,000	986,237,996	—	986,237,996	986,237,996
Redemption of Limited Shares					(1,200,000)	(32,756,920)	—	(32,756,920)	(32,756,920)
Net income
Net investment income	—	—	41	41	—	—	15,039,128	15,039,128	15,039,169
Net realized gain on United States Treasury Obligations and Futures	—	—	35	35	—	—	21,271,803	21,271,803	21,271,838
Net change in unrealized gain on United States Treasury Obligations and Futures	—	—	255	255	—	—	139,549,241	139,549,241	139,549,496

Net income	—	—	331	331			175,860,172	175,860,172	175,860,503

Distributions of net investment income ($0.45 per share)	—	—	(18)	(18)	—	—	(13,680,000)	(13,680,000)	(13,680,018)

Balance at December 31, 2007	40	$1,000	$313	$1,313	34,000,000	$953,481,076	$162,180,172	$1,115,661,248	$1,115,662,561

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Agriculture Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statement of Cash Flows

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

2007
Cash flow provided by operating activities:
Net Income (Loss)	$175,860,503
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(2,241,596,305)
Proceeds from securities sold	1,224,931,482
Net accretion of discount and amortization of premium on United States
Treasury Obligations	(18,003,794)
Net realized gain on United States Treasury Obligations	(4,935)
Net change in unrealized gain on United States Treasury
Obligations and Futures	(139,549,496)
Increase in operating receivables and liabilities:
Receivable for Shares issued	(6,562,700)
Payable for securities purchased	5,956,083
Payable to broker	58,523,025
Management fee payable	610,088
Broker fee payable	32,991
Non controlling interest in consolidated subsidiary – related party	1,000

Net cash used for operating activities	(939,802,058)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	986,237,996
Redemption of Limited Shares	(32,756,920)
Cash distributions paid on Limited and General Shares	(13,680,018)

Net cash provided by financing activities	939,801,058

Net change in cash held by broker	(1,000)

Cash held by broker at beginning of period	1,000

Cash held by broker at end of period	$—

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Agriculture Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Consolidated Financial Statements

(1)	Organization

PowerShares DB Agriculture Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Agriculture Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (the “Trust Agreement”).

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

This report covers the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”). No investment operations occurred prior to January 3, 2007, therefore, the 2007 and 2006 operating results are not comparable.

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Agriculture Excess Return™ (DBLCI-OY Agriculture ER™, or “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index, or the Index Commodities, are corn, wheat, soybeans and sugar. The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. In October 2007, the Master Fund reached position limits with respect to the CBOT July wheat futures contract, which was an Index Contract. Since that time, when required to buy wheat to track the Index, the Master Fund has been purchasing CBOT wheat futures contracts expiring in different months as well as wheat futures trading on other United States futures exchanges.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Period Ended December 31, 2007 the Fund and Master Fund incurred management fees of $3,200,976 of which $610,088 was still payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Period Ended December 31, 2007 the Fund and Master Fund incurred brokerage fees of $412,875 of which $32,991 was still payable at December 31, 2007.

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

A I M Distributors, Inc.

Through a marketing agreement between the Managing Owner and A I M Distributors, Inc., or AIM Distributors, an affiliate of PowerShares Capital Management LLC, or PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed AIM Distributors as a marketing agent. AIM Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. AIM Distributors will not open or maintain customer accounts or handle orders for the Fund. AIM Distributors engages in public seminars, road shows, conferences, media interviews, field incoming telephone “800” number calls and distribute sales literature and other communications (including electronic media) regarding the Fund.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of December 31, 2007 is $59,367,840 which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. The Fund purchased $6,000,000 notional of United States Treasury Obligations for $5,956,083, which was unpaid as of December 31, 2007. As a result, a payable for securities purchased is recorded for $5,956,083.

(e)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash or cash equivalents held by the Fund as of December 31, 2007.

(f)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $139,389,550, of which the Fund utilized $58,523,025 to purchase United States Treasury Obligations. No interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the payable to broker by $80,866,525.

(g)	Income Taxes

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

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2007
State of New York	2007
New York City	2007
State of Florida	2007
State of Georgia	2007
State of Maine	2007
State of Missouri	2007
State of New Jersey	2007
State of Oregon	2007
State of Pennsylvania	2007
State of Utah	2007
State of West Virginia	2007

(h)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $139,389,550.

(i)	Management Fee

The Master Fund pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the Period Ended December 31, 2007, the Management Fee amounted to $3,200,976 of which $610,088 was payable to the Managing Owner as of December 31, 2007.

(j)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for the Period Ended December 31, 2007. For the Period Ended December 31, 2007 brokerage fees amounted to $412,875, of which $32,991 was payable to the Commodity Broker as of December 31, 2007.

(k)	Routine Operational, Administrative and Other Ordinary Expenses

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

(l)	Non-Recurring and Unusual Fees and Expenses

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

Summary of Limited Share Transactions for the Period Ended December 31, 2007

	Limited Shares	Amount

	Period Ended December 31, 2007	Period Ended December 31, 2007
Limited Shares Sold	35,200,000	$986,237,996
Limited Shares Redeemed	(1,200,000)	(32,756,920)

Net Increase	34,000,000	953,481,076

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

A distribution of $0.45 per share from net investment income was declared on December 14, 2007 to Limited shareholders, on record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $13,680,000 was paid to Limited shareholders. On December 28, 2007 the Fund paid $0.45 per General Share, a total distribution of $18.00.

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

Period Ended December 31, 2007
Net Asset Value
Initial offering price per Limited Share	$25.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	7.28
Net investment income	0.98

Net increase in net assets from operations	8.26
Distributions of net investment income on Limited Shares	(0.45)

Net increase	7.81
Net asset value per Limited Share, end of period	$32.81

Market value per Limited Share, beginning of period	$25.00

Market value per Limited Share, end of period	$32.99

Ratio to average Limited Shares*
Net investment income	3.49%
Total expenses	0.84%

Total Return, at net asset value **	33.04%

Total Return, at market value **	33.76%

*	Percentages are annualized.
**	Percentages are not annualized and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007, and has determined that the application of this Statement did not have any impact on its results of operation and financial position.

(13)	Subsequent Events

In February 2008, the Master Fund reached positions limits with respect to the CBOT corn and CBOT soybean contracts in the Index and, since that time, has been purchasing futures contracts in the CBOT soybean complex in lieu of those contracts.

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

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $3,200,976 to DB Commodity Services LLC of which $2,590,888 had been paid at December 31, 2007.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage fees of $412,875 to the Commodity Broker of which $379,884 had been paid at December 31, 2007.

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

(a)(1) Financial Statements

See financial statements commencing on page 28 hereof.

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Chief Executive Officer and Principal Financial Officer

Dated : March 25, 2008	By:	/s/ Gregory S. Collett
	Name:	Gregory S. Collett
	Title:	Chief Operating Officer