Form 10-K
period 2007-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund; DB Precious Metals Master Fund
filed 2008-03-26
CIK 1367305, 1367306, 1383057, 1383059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33244

POWERSHARES DB PRECIOUS METALS FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778065
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB PRECIOUS METALS MASTER FUND

(A Series of DB Multi-Sector Commodity Master Trust)

(Exact name of Rule 140 Co-Registrant as specified in its charter)

Delaware	87-0778066
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	American Stock Exchange

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

$15,192,000

Number of Common Units of Beneficial Interest outstanding as of March 17, 2008: 3,600,000

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

Organization

PowerShares DB Precious Metals Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Precious Metals Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st.

The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007. After the initial offering of the Limited Shares, an additional 1,200,000 Limited Shares were issued to certain Authorized Participants for $35,147,208 and 400,000 Limited Shares were redeemed for $10,739,140 during the period from January 3, 2007 (commencement of investment operations) to December 31,2007. Limited Shares may be purchased from the Fund only by Authorized Participants.

This report covers the three months ended December 31, 2007 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”). No investment operations occurred prior to January 3, 2007 therefore the 2007 and 2006 operating results are not comparable.

Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (DBLCI-OY Precious Metals ER™, or “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

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

—

Global supply and demand of the Index Commodities which may be influenced by such factors as forward selling by the various commodities producers, purchases made by the commodities’ producers to unwind their hedge positions and production and cost levels in the major markets of the Index Commodities;

—	Domestic and foreign interest rates and investors’ expectations concerning interest rates;

—	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;

—	Investment and trading activities of mutual funds, hedge funds and commodity funds; and

—	Global or regional political, economic or financial events and situations.

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

Amex May Halt Trading in the Limited Shares Which Would Adversely Impact Your Ability to Sell Limited Shares.

The Limited Shares are listed for trading on the Amex under the market symbol “DBP”. Trading in Limited Shares may be halted due to market conditions or, in light of Amex rules and procedures, for reasons that, in the view of the Amex, make trading in Limited Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Limited Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Limited Shares are delisted.

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

The following table* reflects various measures of volatility** of the history of the Index, as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	14.97%
Average rolling 3 month daily volatility	14.09%
Monthly return volatility	14.23%
Average annual volatility	14.31%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	11.17%
1989	13.57%
1990	16.71%
1991	13.63%

Year	Daily Volatility
1992	8.90%
1993	16.81%
1994	12.08%
1995	9.89%
1996	7.74%
1997	13.51%
1998	14.60%
1999	16.54%
2000	14.01%
2001	13.79%
2002	13.51%
2003	16.17%
2004	19.48%
2005	13.23%
2006	25.97%
2007*	14.96%

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2007.
**	Volatility, for these purposes means the following:

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of not greater than 0.04% per annum in the aggregate in selling commissions. As of December 31, 2007, the Fund has earned interest income at an annual rate of approximately 4.39% per annum. Consequently, it is expected that interest income will exceed fees (other than selling commissions), however, if interest rates fall below approximately 0.79%, the Fund will need to have positive performance in order to break even net of fees and expenses. Consequently, depending upon the performance of the Fund and the interest rate environment, the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

The Limited Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of:

—	Shareholders’ actions unrelated to the business of the Fund, or

—	Taxes imposed on the Limited Shares by the states or municipalities in which such investors reside.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

Market Information

The Limited Shares trade on the American Stock Exchange under the symbol “DBP.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Limited Share, as reported on the Amex.

	Limited Shares
Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on January 5, 2007)	$27.52	$24.04
June 30, 2007	$27.31	$25.06
September 30, 2007	$28.61	$25.04
December 31, 2007	$31.90	$27.96

Holders

As of December 31, 2007, the Fund had 4,967 holders of record of its Limited Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to holders of Limited Shares. On December 28, 2007, the Fund paid $0.60 per General Share, to the Managing Owner, a total distribution of $24.00. On December 28, 2007, the Fund paid $0.60 per Limited Share to each holder of Limited Shares of record on December 19, 2007, a total distribution of $0.8 million. Prior to this, no distributions had been paid on the Fund’s Limited Shares or General Shares. All distributions were made from net investment income.

Sales of Unregistered Equity Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s equity securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-12) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-13) and on January 15, 2008 (File No. 333-148613-03) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-148613-03) also acts as Post-Effective Amendment No. 1 to File No. 333-142163-13 and acts as Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-12, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Period Ended December 31, 2007, 2.2 million Limited Shares were created for $60.1 million and 0.4 Limited Shares were redeemed for $10.7 million. For the Three Months Ended December 31, 2007, 0.8 million Limited Shares were created for $24.3 million and no shares were redeemed. On December 31, 2007, 1.8 million Limited Shares were outstanding for a market capitalization of $55.7 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 3, 2007 to December 31, 2007	400,000	$26.85

ITEM 6.	SELECTED FINANCIAL DATA

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

Period from January 3, 2007 (commencement of investment operations) to December 31, 2007

Interest Income	$1,098,541
Net investment income	$902,640
Net realized and unrealized gains on investments and futures	$6,195,266
Net Income	$7,097,906
Distribution per share	$0.60
Net Increase in cash	$1,329,109

As of December 31, 2007
Total Assets	$55,698,031
Limited Shares NAV	$30.93
General Shares NAV	$30.93

Selected Quarterly Financial Data (Unaudited)

	For the period from January 3, 2007 (commencement of investment operations) to March 31, 2007	For the three months ended June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Interest income	$295,955	211,904	231,361	359,321
Net investment income	$247,859	178,311	193,180	283,290

Net realized and unrealized gains/(losses) on investment and futures	$984,867	(483,126)	2,345,436	3,348,089
Net income/(loss)	$1,232,726	(304,815)	2,538,616	3,631,379
Increase/(decrease) in Net Asset Value	$26,233,726	(11,043,955)	13,412,336	27,064,843

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC ( the “Managing Owner”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (DBLCI-OY Precious Metals ER™, or “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Limited Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

The section “Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2007 and the period Ended December 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Precious Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended

December 31, 2007 and the Period Ended December 31, 2007

Index	Total returns for index in the DBLCI-OY Precious Metals TR™
	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Gold Indices	11.62%	30.68%
DB Silver Indices	6.67%	16.84%
TOTAL RETURN	10.63%	27.86%

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

Cash Flows

The primary cash flow activities of the Fund are to raise capital from Authorized Participants through the issuance of Limited Shares in the Fund. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow used for operating activities was $47.2 million for the Period Ended December 31, 2007. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Period Ended December 31, 2007 $121.2 million was paid to purchase United States Treasury Obligations and $72.9 million was received from sales of maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $5.0 million during the Period Ended December 31, 2007.

Financing Activities

The Fund’s net cash flow provided by financing activities was $48.6 million during the Period Ended December 31, 2007. This included $60.1 million from the sale of Limited shares to Authorized Participants during the Period Ended December 31, 2007.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (DBLCI-OY Precious Metals ER™, or Index), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBP”), (ii) the Fund’s NAV (as reflected by the graph “DBPNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBPGIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBP, DBPNAV AND DBPGIX FOR THE THREE MONTHS ENDED

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

On December 28, 2007, the Fund made a $0.60 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the Amex market value of Limited Shares increased 23.88% from $25.00 per share to $30.97 per share. The Limited Share price low and high for the Period Ended December 31, 2007 and related change from the Limited Share price on January 3, 2007 (commencement of investment operations) was as follows: Limited Shares traded from a low of $24.04 per share (-3.84%) on January 5, 2007 to a high of $31.90 per share (+27.60%) on November 8, 2007. Total return for the Fund, on a market value basis was 26.28%, including the above noted distribution for the period.

Fund Limited Share Net Asset Performance

For the Period Ended December 31, 2007, the net asset value of each Limited Share increased 23.72% from $25.00 per share to $30.93 per share. On December 28, 2007, the Fund made a $0.60 per share distribution to Limited shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis, for the Fund, including the distribution, was 26.12%.

Net income for the Period Ended December 31, 2007 was $7.1 million, resulting from $1.1 million of interest income supplemented by net realized gains of $1.2 million and net unrealized gains of $5.0 million and operating expenses of $0.2 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

Fund Limited Share Price Performance

On December 28, 2007, the Fund made a $0.60 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the Amex market value of Limited Shares increased 8.25% from $28.61 per share to $30.97 per share. The Limited Share price low and high for the Three Months ended December 31, 2007 and related change from the Limited Share price on September 30, 2007 was as follows: Limited Shares traded from a low of $27.96 per share (-2.27%) on October 3, 2007 to a high of $31.90 per share (+11.50%) on November 8, 2007. Total return for the Fund, on a market value basis was 10.35%, including the above noted distribution, for the three month period.

Fund Limited Share Net Asset Performance

For the Three Months Ended December 31, 2007, the net asset value of each Limited Share increased 8.15% from $28.60 per share to $30.93 per share. On December 28, 2007, the Fund made a $0.60 per share distribution to Limited shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis, for the Fund, including the distribution, was 10.24%.

Net income for the Three Months Ended December 31, 2007 was $3.6 million, resulting from $0.4 million of interest income supplemented by net realized gains of $0.3 million and net unrealized gains of $3.0 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR) *	Number of times VaR Exceeded
Gold	January 2009	1,082,782	1.95%	7
Silver	August 2008	445,331	0.80%	7
Aggregate/Total			2.66%	7

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Documents	Page
Report of Independent Registered Public Accounting Firm	27
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006	28
Consolidated Schedule of Investments as of December 31, 2007	29
Consolidated Statement of Income and Expenses for the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007	30
Consolidated Statement of Changes in Shareholders’ Equity for the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007	31
Consolidated Statement of Cash Flows for the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007	32
Notes to Consolidated Financial Statements	33

Report of Independent Registered Public Accounting Firm

The Board of Managers

DB Commodity Services LLC:

We have audited the accompanying consolidated statement of financial condition of PowerShares DB Precious Metals Fund and Subsidiary (the Fund), including the consolidated schedule of investments, as of December 31, 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. We have also audited the accompanying statement of financial condition of PowerShares DB Precious Metals Fund as of December 31, 2006. The above referenced consolidated financial statements of PowerShares DB Precious Metals Fund and Subsidiary and the statement of financial condition of PowerShares DB Precious Metals Fund are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the consolidated financial statements of PowerShares DB Precious Metals Fund and Subsidiary as of December 31, 2007 and for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 and the statement of financial condition of PowerShares DB Precious Metals Fund as of December 31, 2006 based on our audits.

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

In our opinion, the consolidated financial statements of PowerShares DB Precious Metals Fund and Subsidiary present fairly, in all material respects, the financial position of PowerShares DB Precious Metals Fund and Subsidiary as of December 31, 2007 and the results of their operations, changes in their shareholders’ equity and their cash flows for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and the statement of financial condition of PowerShares DB Precious Metals Fund presents fairly, in all material respects, the financial position of PowerShares DB Precious Metals Fund as of December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements of PowerShares DB Precious Metals Fund and Subsidiary, the Fund commenced investment operations on January 3, 2007, with the initial offering of common units of beneficial interest to certain eligible financial institutions.

/s/ KPMG LLP

New York, New York
March 25, 2008

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2007 and 2006(i)

	2007	2006
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $49,333,517)	$49,342,358	$—
Cash held by broker	1,330,109	1,000
Net unrealized appreciation on futures contracts	5,023,210	—

Deposits with broker	55,695,677	1,000

Other assets	2,354	—

Total assets	$55,698,031	$1,000

Liabilities and shareholders’ equity
Management fee payable	$30,081	$—
Non controlling interest in consolidated subsidiary – related party	1,000	—

Total liabilities	31,081	—

Commitments and Contingencies (Note 9)
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2007 and 2006 respectively	1,000	1,000
Accumulated earnings	237	—

Total General shares	1,237	1,000

Limited shares:
Paid-in-capital - 1,800,000 and 0 redeemable shares issued and outstanding as of December 31, 2007 and 2006, respectively	49,408,068	—
Accumulated earnings	6,257,645	—

Total Limited shares	55,665,713	—

Total shareholders’ equity	55,666,950	1,000

Total liabilities and shareholders’ equity	$55,698,031	$1,000

Net asset value per share
General shares	$30.93	$25.00
Limited shares	$30.93	Not Applicable

See accompanying notes to consolidated financial statements.

(i)	Represents financial condition only for PowerShares DB Precious Metals Fund as consolidation of DB Precious Metals Master Fund occurred upon commencement of investment operations, as of January 3, 2007.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007(i)

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	21.56%	$11,999,232	$12,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	2.69%	$1,499,186	$1,500,000
U.S. Treasury Bills, 3.92% due January 31, 2008	8.96%	$4,988,280	$5,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	26.87%	$14,956,500	$15,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	19.64%	$10,933,285	$11,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	8.92%	$4,965,875	$5,000,000

Total United States Treasury Obligations (cost $49,333,517)	88.64%	$49,342,358

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (d)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Gold (519 contracts, settlement date August 27, 2008)	8.47%	$4,716,180
Silver (138 contracts, settlement date January 28, 2009)	0.55	307,030

Net Unrealized Appreciation on Futures Contracts	9.02%	$5,023,210

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Precious Metals Fund and Subsidiary commenced investment operations on January 3, 2007, therefore no investments were held prior to that date.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statement of Income and Expenses

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

Income
Interest Income	$1,098,541

Expenses
Management fee	185,982
Brokerage commissions and fees	9,919

Total expenses	195,901

Net investment income	902,640

Net Realized and Net Change in Unrealized Gain on United States Treasury Obligations and Futures
Net Realized Gain on
United States Treasury Obligations	5,770
Futures	1,157,445

Net realized gain	1,163,215

Net Change in Unrealized Gain on
United States Treasury Obligations	8,841
Futures	5,023,210

Net change in unrealized gain	5,032,051

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	6,195,266

Net Income	$7,097,906

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Precious Metals Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated	Total General Shareholders’	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Amount	Earnings	Equity	Shares	Amount	(Deficit)	(Deficit)	(Deficit)
Balance at January 3, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000

Sale of Limited Shares	—	—			2,200,000	60,147,208	—	60,147,208	60,147,208
Redemption of Limited Shares					(400,000)	(10,739,140)	—	(10,739,140)	(10,739,140)

Net income
Net investment income	—	—	42	42	—	—	902,598	902,598	902,640
Net realized gain on United States Treasury Obligations and Futures	—	—	62	62	—	—	1,163,153	1,163,153	1,163,215
Net change in unrealized gain on United States Treasury Obligations and Futures	—	—	157	157	—	—	5,031,894	5,031,894	5,032,051

Net income	—	—	261	261	—	—	7,097,645	7,097,645	7,097,906

Distributions of net investment income ($0.60 per share)	—	—	(24)	(24)	—	—	(840,000)	(840,000)	(840,024)

Balance at December 31, 2007	40	$1,000	$237	$1,237	1,800,000	$49,408,068	$6,257,645	$55,665,713	$55,666,950

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Precious Metals Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statement of Cash Flows

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

2007
Cash flow provided by operating activities:
Net Income	$7,097,906
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(121,210,590)
Proceeds from securities sold	72,884,116
Net accretion of discount and amortization of premium on United States
Treasury Obligations	(1,001,273)
Net realized gain on United States Treasury Obligations	(5,770)
Net change in unrealized gain on United States Treasury
Obligations and Futures	(5,032,051)
Increase in operating receivables and liabilities:
Other assets	(2,354)
Management fee payable	30,081
Non controlling interest in consolidated subsidiary – related party	1,000

Net cash used for operating activities	(47,238,935)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	60,147,208
Redemption of Limited Shares	(10,739,140)
Cash distributions paid on Limited and General Shares	(840,024)

Net cash provided by financing activities	48,568,044

Net change in cash held by broker	1,329,109

Cash held by broker at beginning of period	1,000

Cash held by broker at end of period	$1,330,109

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Precious Metals Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007

(1)	Organization

PowerShares DB Precious Metals Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Precious Metals Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (the “Trust Agreement”).

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

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (DBLCI-OY Precious Metals ER™, or “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Period Ended December 31, 2007 the Fund and Master Fund incurred management fees of $185,982 of which $30,081 was still payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Period Ended December 31, 2007 the Fund and Master Fund incurred brokerage fees of $9,919.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United

States Treasury Obligations. Included in the United States Treasury Obligations is $2,940,300 which is restricted and held against initial margin of the open futures contracts.

(e)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2007 the Fund held cash of $1,330,109. There were no cash or cash equivalents held by the Fund as of December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $5,023,210.

(h)	Management Fee

The Master Fund pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the Period Ended December 31, 2007, the Management Fee amounted to $185,982 of which $30,081 was payable to the Managing Owner as of December 31, 2007.

(i)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for the Period Ended December 31, 2007. For the Period Ended December 31, 2007, brokerage fees amounted to $9,919.

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

Summary of Limited Share Transactions for the Period Ended December 31, 2007

	Limited Shares Period Ended December 31, 2007	Amount Period Ended December 31, 2007
Limited Shares Sold	2,200,000	$60,147,208
Limited Shares Redeemed	(400,000)	(10,739,140)

Net Increase	1,800,000	49,408,068

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

A distribution of $0.60 per share from net investment income was declared on December 14, 2007 to Limited shareholders, on record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $840,000 was paid to Limited shareholders. On December 28, 2007 the Fund paid $0.60 per General Share, a total distribution of $24.00.

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

Period Ended December 31, 2007
Net Asset Value
Initial offering price per Limited Share	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	5.54
Net investment income	0.99

Net increase in net assets from operations	6.53
Distributions of net investment income on Limited Shares	(0.60)

Net increase	5.93
Net asset value per Limited Share, end of period	$30.93

Market value per Limited Share, beginning of period	$25.00

Market value per Limited Share, end of period	$30.97

Period Ended December 31, 2007
Ratio to average Limited Shares*
Net investment income	3.60%
Total expenses	0.78%

Total Return, at net asset value **	26.12%

Total Return, at market value **	26.28%

*	Percentages are annualized.

**	Percentages are not annualized and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

In December 2007, the FASB issued FASB Statement No 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement 160). Statement 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Fund is currently evaluating the impact of adopting Statement 160 on its results of operations and financial position.

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

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $185,982 to DB Commodity Services LLC of which $155,901 had been paid at December 31, 2007.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage fees of $9,919 to the Commodity Broker all of which had been paid at December 31, 2007.

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

(a)(1) Financial Statements

See financial statements commencing on page 26 hereof.

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