Form 10-K
period 2007-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND; DB SILVER MASTER FUND
filed 2008-03-26
CIK 1367305, 1367306, 1383054, 1383086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:         001-33234

POWERSHARES DB SILVER FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB SILVER MASTER FUND

(A Series of DB Multi-Sector Commodity Master Trust)

(Exact name of Rule 140 Co-registrant as specified in its charter)

Delaware	87-0778074
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	American Stock Exchange

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

$19,512,000

Number of Common Units of Beneficial Interest outstanding as of March 17, 2008: 2,000,040

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

ii

PART I

ITEM 1.	BUSINESS

Organization

PowerShares DB Silver Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Silver Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 to each Fund in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st.

The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007. After the initial offering of the Limited Shares, an additional 400,000 Limited Shares were issued to certain Authorized Participants for $11,099,486 and 400,000 Limited Shares were redeemed for $10,939,460 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. Limited Shares may be purchased from the Fund only by Authorized Participants.

This report covers the three months ended December 31, 2007 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”). No investment operations occurred prior to January 3, 2007 therefore, the 2007 and 2006 operating results are not comparable.

Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Silver Excess Return™ (DBLCI-OY SI ER™, or “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the silver sector. The single commodity comprising the Index, or the Index Commodity, is silver. The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

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

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5122.

The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.50% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

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

The Administrator

The Managing Owner, on behalf of the Fund and the Master Fund, has appointed The Bank of New York as the administrator, (the “Administrator”), of the Fund and the Master Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York serves as custodian, or Custodian, of the Fund and has entered into a Global Custody Agreement, or Custody Agreement, in connection therewith. The Bank of New York serves as the transfer agent, or Transfer Agent, of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.

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

The Limited Shares are designed to reflect as closely as possible the changes, whether positive or negative, in the level of the Index, over time, through the Master Fund’s portfolio of exchange traded futures contracts on its Index Commodity. The value of the Limited Shares relates directly to the value of the portfolio of the Master Fund, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Commodity may fluctuate widely. Several factors may affect the price of the Index Commodity, including, but not limited to:

•

Global supply and demand of the Index Commodity which may be influenced by such factors as forward selling by the various commodities producers, purchases made by the commodities’ producers to unwind their hedge positions and production and cost levels in the major markets of the Index Commodity;

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

The net asset value per share of the Limited Shares will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket of Limited Shares may be different from the net asset value of a Basket of Limited Shares (i.e., 200,000 Limited Shares may trade at a premium over, or a discount to, net asset value of a Basket of Limited Shares) and similarly the public trading price per Limited Share may be different from its net asset value per Limited Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Limited Shares at a discount or a premium to the public trading price per Limited Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Limited Shares is closely related, but not identical to the same forces influencing the prices of the Index Commodity comprising the Index, trading individually or in the aggregate at any point in time. Investors also should note that the size in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The value of a Limited Share may be influenced by non-concurrent trading hours between the Amex and the various futures exchanges on which the Index Commodity is traded. As a result, during periods when the Amex is open and the futures exchanges on which the Index Commodity is traded is closed, trading spreads and the resulting premium or discount on the Limited Shares may widen and, therefore, increase the difference between the price of the Limited Shares and the net asset value of the Limited Shares.

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Master Fund.

CFTC and commodity exchange rules impose position limits on market participants, including the Master Fund, trading in certain commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts.

It is possible that in the future, the CFTC may propose new rules with respect to position limits in certain commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Master Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Master Fund, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Limited Shares, as traded on the Amex, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Limited Shares trading at a premium or discount to net asset value of the Fund.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the levels of the Index due to disruptions in the markets for the Index Commodity, the imposition of speculative position limits (as discussed in the above risk factor “Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets of the Fund and the Operation of the Master Fund”), or due to other extraordinary circumstances. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Master Fund is Not Actively Managed and Tracks the Index During Periods in which the Index is Flat or Declining as well as when the Index Is Rising.

The Master Fund is not actively managed by traditional methods. Therefore, if positions in its Index Commodity are declining in value, the Master Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner seeks to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

Amex May Halt Trading in the Limited Shares Which Would Adversely Impact Your Ability to Sell Limited Shares.

The Limited Shares are listed for trading on the Amex under the market symbol “DBS.” Trading in Limited Shares may be halted due to market conditions or, in light of Amex rules and procedures, for reasons that, in the view of the Amex, make trading in Limited Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Limited Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Limited Shares are delisted.

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

You May Not Rely on Past Performance or Index Results in Deciding Whether to Buy Limited Shares.

The Fund and the Master Fund have a limited performance history upon which to evaluate your investment in the Fund and the Master Fund. Although past performance is not necessarily indicative of future results, if the Fund and the Master Fund had a longer performance history, such performance history might (or might not) provide you with more information on which to evaluate an investment in the Fund and the Master Fund. Likewise, the Index has a limited history which may not be indicative of the future Index results, or of the future performance of the Fund or the Master Fund. Therefore, you will have to make your decision to invest in the Fund on the basis of limited information.

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

The following table* reflects various measures of volatility** of the history of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	23.82%
Average rolling 3 month daily volatility	22.47%
Monthly return volatility	23.30%
Average annual volatility	22.39%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	10.73%
1989	18.53%
1990	19.41%
1991	23.40%
1992	15.67%
1993	28.37%
1994	23.28%
1995	26.37%
1996	17.62%
1997	24.68%
1998	29.22%
1999	21.74%
2000	14.41%
2001	17.22%
2002	17.43%
2003	20.32%
2004	35.48%
2005	21.32%
2006	41.21%
2007*	21.28%

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2007.

**	Volatility, for these purposes means the following:

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.50% per annum. Additional charges include brokerage fees of not greater than 0.04% per annum in the aggregate and selling commissions. As of December 31, 2007 the Fund has earned interest income at an annual rate of approximately 4.57% per annum. Consequently, it is expected that interest income will exceed fees (other than selling commissions); however, if interest rates fall to or below approximately 0.54%, the Fund will need to have positive performance in order to break even net of fees and expenses. Consequently, depending upon the performance of the Fund and the interest rate environment, the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant, the Managing Owner and the Managing Owner in its capacity as managing owner of the Fund or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

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

Neither the Fund nor the Master Fund is registered as an investment company under the Investment Company Act of 1940, and is not required to register under such Act. Consequently, Shareholders do not have the regulatory protections provided to the investors in registered and regulated investment companies.

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

Although the Limited Shares are Limited Liability Investments, Certain Circumstances such as Bankruptcy of the Fund or Indemnification of the Fund by the Shareholders will Increase a Shareholder’s Liability.

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

Market Information

The Limited Shares trade on the American Stock Exchange under the symbol “DBS.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Limited Share, as reported on the Amex.

	Limited Shares
Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on January 5, 2007)	$28.96	$24.17
June 30, 2007	$27.59	$24.12
September 30, 2007	$27.01	$22.73
December 31, 2007	$30.19	$26.04

Holders

As of December 31, 2007, the Fund had 1,414 holders of record of its Limited Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to holders of Limited Shares. On December 28, 2007, the Fund paid $0.87 per General Share, to the Managing Owner, a total distribution of $34.80. On December 28, 2007, the Fund paid $0.87 per Limited Share to each holder of Limited Shares of record on December 19, 2007, a total distribution of $870,000. Prior to this, no distributions had been paid on the Fund’s Limited Shares or General Shares. All distributions were made from net investment income.

Sales of Unregistered Equity Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s equity securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-10) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 (Registration No. 333-142163-11) was declared effective on May 15, 2007 and on January 15, 2008 (File No. 333-148613-01) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-148613-01) also acts as Post-Effective Amendment No. 1 to File No. 333-142163-11 and acts as Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-10, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended December 31, 2007, 0.20 million Limited Shares were created for $5.8 million and no Limited Shares were redeemed. For the period ended December 31, 2007, 1.4 million Limited Shares were created for $36.1 million and 0.4 million Limited Shares were redeemed for $10.9 million. On December 31, 2007, 1.0 million Limited Shares were outstanding for a market capitalization of $27.8 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 3, 2007 to December 31, 2007	400,000	$27.35

ITEM 6.	SELECTED FINANCIAL DATA

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

Period from January 3, 2007 (commencement of investment operations) to December 31, 2007

Interest Income	$1,023,571
Net investment income	$903,399
Net realized and unrealized gains on investments and futures	$2,641,009
Net Income	$3,544,408
Distribution per share	$0.87
Net Increase in cash	$3,787,960

As of December 31, 2007
Total Assets	$27,848,077
Limited Shares NAV	$27.83
General Shares NAV	$27.83

Selected Quarterly Financial Data (Unaudited)

	For the period from January 3, 2007 (commencement of investment operations) to March 31, 2007	For the three months ended June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Interest income	$300,125	251,568	239,964	231,914
Net investment income	$266,794	224,680	212,876	199,049
Net realized and unrealized gains/(losses) on investment and futures	$1,097,947	(1,476,811)	1,930,892	1,088,981
Net income/(loss)	$1,364,741	(1,252,131)	2,143,768	1,288,030
Increase/(decrease) in Net Asset Value	$26,365,741	(6,873,465)	2,143,768	6,199,355

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Silver Excess Return™ (DBLCI-OY SI ER™, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Limited Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts, or the Index Contracts, on the single commodity comprising the Index, or the Index Commodity. The single Index Commodity is silver. The Index is composed of notional amounts of the Index Commodity. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

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

Performance Summary

This Report covers the three months ended December 31, 2007 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Three Months Ended December 31, 2007” and the “Period Ended December 31, 2007” respectively). The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007.

Performance of the Fund and the exchange traded Limited Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the silver sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Silver Total Return™, or DBLCI-OY Silver TR™, consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2007 and the period Ended December 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Silver TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Silver TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2007 and the Period Ended December 31, 2007

	Total returns for index in the DBLCI-OY Silver TR™
Index	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Silver Indices	6.67%	16.84%
TOTAL RETURN	6.67%	16.84%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Silver TR™. The only difference between the Index and the DBLCI-OY Silver TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Silver TR™ does include such a component. The difference between the Index and the DBLCI-OY Silver TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Limited Shares is expected closely to track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Limited Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Silver TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

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

Credit Risk

When the Master Fund enters into futures contracts, the Master Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most of foreign exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Master Fund.

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

Operating Activities

Net cash flow used for operating activities was $20.5 million for the Period Ended December 31, 2007. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Period Ended December 31, 2007 $93.4 million was paid to purchase United States Treasury Obligations and $70.9 million was received from sales of maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $0.60 million during the Period Ended December 31, 2007.

Financing Activities

The Fund’s net cash flow provided by financing activities was $24.3 million during the Period Ended December 31, 2007. This included $10.9 million from the sale of Limited shares to Authorized Participants during the Period Ended December 31, 2007.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Silver Excess Return™ (DBLCI-OY SI ER™ or “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBS”), (ii) the Fund’s NAV (as reflected by the graph “DBSNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBSLIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

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

On December 28, 2007, the Fund made a $0.87 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the Amex market value of Limited Shares increased 11.16% from $25.00 per share to $27.79 per share. The Limited Share price low and high for the Period Ended December 31, 2007 and related change from the Limited Share price on January 3, 2007 (commencement of investment operations) was as follows: Limited Shares traded from a low of $22.73 per share (-9.08%) on August 21, 2007 to a high of $30.19 per share (+20.76%) on November 9, 2007. Total return for the Fund, on a market value basis was 14.64% including the above noted distribution.

Fund Limited Share Net Asset Performance

For the Period Ended December 31, 2007, the net asset value of each Limited Share increased 11.32% from $25.00 per share to $27.83 per share. On December 28, 2007, the Fund made a $0.87 per share distribution to Limited shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis for the Fund including the distribution, was 14.80%.

Net income for the Period Ended December 31, 2007 was $3.5 million, resulting from $1.0 million of interest income supplemented by net realized gain of $2.0 million and net unrealized gain of $0.6 million and operating expenses of $0.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

Fund Limited Share Price Performance

On December 28, 2007, the Fund made a $0.87 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the Amex market value of Limited Shares increased 2.89% from $27.01 per share to $27.79 per share. The Limited Share price low and high for the three months ended December 31, 2007 and related change from the Limited Share price on September 30, 2007 was as follows: Limited Shares traded from a low of $26.04 per share (-3.59%) on December 17, 2007 to a high of $30.19 per share (+11.77%) on November 9, 2007. Total return for the Fund, on a market value basis was 6.11% including the above noted distribution, for the three month period.

Fund Limited Share Net Asset Performance

For the Three Months Ended December 31, 2007, the net asset value of each Limited Share increased 2.92% from $27.04 per share to $27.83 per share. On December 28, 2007, the Fund made a $0.87 per share distribution to Limited shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis, for the Fund, including the distribution was 6.14%.

Net income for the Three Months Ended December 31, 2007 was $1.3 million, resulting from $0.2 million of interest income supplemented by net realized gain of $0.9 million and net unrealized gain of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

		Value at Risk (VaR)		Number of times VaR
Market Sector	Delivery Month	$ Value*	Value at Risk (VaR)*	Exceeded
Silver	January 2009	1,113,425	4.00%	7
Aggregate/Total		1,113,425	4.00%	7

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

The following were the primary trading risk exposures of the Fund as of December 31, 2007 by Index Commodity:

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

Report of Independent Registered Public Accounting Firm

The Board of Managers

DB Commodity Services LLC:

We have audited the accompanying consolidated statement of financial condition of PowerShares DB Silver Fund and Subsidiary (the Fund), including the consolidated schedule of investments, as of December 31, 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. We have also audited the accompanying statement of financial condition of PowerShares DB Silver Fund as of December 31, 2006. The above referenced consolidated financial statements of PowerShares DB Silver Fund and Subsidiary and the statement of financial condition of PowerShares DB Silver Fund are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the consolidated financial statements of PowerShares DB Silver Fund and Subsidiary as of December 31, 2007 and for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 and the statement of financial condition of PowerShares DB Silver Fund as of December 31, 2006 based on our audits.

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

In our opinion, the consolidated financial statements of PowerShares DB Silver Fund and Subsidiary present fairly, in all material respects, the financial position of PowerShares DB Silver Fund and Subsidiary as of December 31, 2007 and the results of their operations, changes in their shareholders’ equity and their cash flows for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and the statement of financial condition of PowerShares DB Silver Fund presents fairly, in all material respects, the financial position of PowerShares DB Silver Fund as of December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements of PowerShares DB Silver Fund and Subsidiary, the Fund commenced investment operations on January 3, 2007, with the initial offering of common units of beneficial interest to certain eligible financial institutions.

/s/ KPMG LLP

New York, New York
March 25, 2008

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2007 and 2006(i)

	2007	2006
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (amortized cost $23,449,452)	$23,457,741	$-
Cash held by broker	3,788,960	1,000
Net unrealized appreciation on futures contracts	596,455

Deposits with broker	27,843,156	1,000

Other assets	4,921

Total assets	$27,848,077	$1,000

Liabilities and shareholders’ equity
Management fee payable	$11,678	$-
Other liabilities	1,000	-

Total liabilities	12,678	-

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2007 and 2006, respectively	1,000	1,000
Accumulated earnings	113	-

Total General shares	1,113	1,000

Limited shares:
Paid-in-capital - 1,000,000 and 0 redeemable shares issued and outstanding as of December 31, 2007 and 2006, respectively	25,160,026
Accumulated earnings	2,674,260	-

Total Limited shares	27,834,286	-

Total shareholders’ equity	27,835,399	1,000

Total liabilities and shareholders’ equity	$27,848,077	$1,000

Net asset value per share
General shares	$27.83	$25.00
Limited shares	$27.83	Not Applicable

See accompanying notes to consolidated financial statements.

(i)	Represents financial condition only for PowerShares DB Silver Fund as consolidation of DB Silver Master Fund occurred upon commencement of investment operations, as of January 3, 2007.

PowerShares DB Silver Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007 (i)

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	35.92%	$9,999,360	$10,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	5.39	1,499,186	1,500,000
U.S. Treasury Bills, 3.55% due February 7, 2008	25.07	6,979,700	7,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	17.89	4,979,495	5,000,000

Total United States Treasury Obligations (cost $23,449,452)	84.27%	$23,457,741

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (d)
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Silver (362 contracts, settlement date January 28, 2009)	2.14%	$596,455

Net Unrealized Appreciation on Futures Contracts	2.14%	$596,455

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Silver Fund and Subsidiary commenced investment operations on January 3, 2007, therefore no investments were held prior to that date.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statement of Income and Expenses

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

Income
Interest Income	$1,023,571

Expenses
Management fee	111,270
Brokerage commissions and fees	8,902

Total expenses	120,172

Net investment income	903,399

Net Realized and Net Change in Unrealized Gain on United States Treasury Obligations and Futures
Net Realized Gain on
United States Treasury Obligations	735
Futures	2,035,530

Net realized gain	2,036,265

Net Change in Unrealized Gain on
United States Treasury Obligations	8,289
Futures	596,455

Net change in unrealized gain	604,744

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	2,641,009

Net Income	$3,544,408

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Silver Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated	Total General Shareholders’	Limited Shares		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Shares	Amount	Earnings (Deficit)	Equity (Deficit)	Shares	Amount	Earnings (Deficit)	Equity (Deficit)	Equity (Deficit)
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares	-	-	-	-	1,400,000	36,099,486	-	36,099,486	36,099,486
Redemption of Limited Shares	-	-	-	-	(400,000)	(10,939,460)	-	(10,939,460)	(10,939,460)
Net Income								-	-
Net investment income	-	-	44	44	-	-	903,355	903,355	903,399
Net realized gain on United States Treasury Obligations and Futures	-	-	121	121	-	-	2,036,144	2,036,144	2,036,265
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	-	-	(17)	(17)	-	-	604,761	604,761	604,744

Net Income	-	-	148	148	-	-	3,544,260	3,544,260	3,544,408

Distributions of net investment income ($0.87 per share)	-	-	(35)	(35)	-	-	(870,000)	(870,000)	(870,035)

Balance at December 31, 2007	40	$1,000	$113	$1,113	1,000,000	$25,160,026	$2,674,260	$27,834,286	$27,835,399

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Silver Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statement of Cash Flows

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

2007
Cash flow provided by operating activities:
Net Income	$3,544,408
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(93,419,007)
Proceeds from securities sold	70,882,494
Net accretion of discount and amortization of premium on United States
Treasury Obligations	(912,204)
Net realized gain on United States Treasury Obligations	(735)
Net change in unrealized gain on United States Treasury
Obligations and Futures	(604,744)
Increase in operating receivables and liabilities:
Other assets	(4,921)
Management fee payable	11,678
Non controlling interest in consolidated subsidiary-related party	1,000

Net cash used for operating activities	(20,502,031)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	36,099,486
Redemption of Limited Shares	(10,939,460)
Cash distributions paid on Limited and General Shares	(870,035)

Net cash provided by financing activities	24,289,991

Net change in cash held by broker	3,787,960

Cash held by broker at beginning of period	1,000

Cash held by broker at end of period	$3,788,960

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Silver Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Silver Fund and Subsidiary

Notes to Consolidated Financial Statements

(1)	Organization

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

This report covers the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”). No investment operations occurred prior to January 3, 2007 therefore, the 2007 and 2006 operating results are not comparable.

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Silver Excess Return™ (DBLCI-OY SI ER™ or “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the silver sector. The single commodity comprising the Index, or the Index Commodity, is silver. The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement of the Fund and the Master Fund, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Period Ended December 31, 2007 the Fund and Master Fund incurred Management Fees of $111,270 of which $11,678 was payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Period Ended December 31, 2007 the Fund and Master Fund incurred brokerage fees of $8,902.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations is $2,199,150 which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(e)	Cash Held by Broker

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2007 the Fund held cash of $3,788,960. There were no cash equivalents held by the Fund as of December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $596,455.

(h)	Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.50% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the Period Ended December 31, 2007 the Fund and Master Fund incurred management fees of $111,270 of which $11,678 was still payable at December 31, 2007.

(i)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for Period Ended December 31, 2007. For the Period Ended December 31, 2007 brokerage fees amounted to $8,902.

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

Summary of Limited Share Transactions for the Period Ended December 31, 2007

	Limited Shares Period Ended December 31, 2007	Amount Period Ended December 31, 2007
Limited Shares Sold	1,400,000	$36,099,486
Limited Shares Redeemed	(400,000)	(10,939,460)

Net Increase	1,000,000	25,160,026

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

A distribution of $0.87 per share from net investment income was declared on December 14, 2007 to Limited shareholders, on record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution $870,000 was paid to Limited shareholders. On December 28, 2007 the Fund paid $0.87 per General Share, a total distribution of $34.80.

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

Period Ended December 31, 2007
Net Asset Value
Initial offering price per Limited Share	$25.00

Net realized and change in unrealized gain (loss) on United States
Treasury Obligations and Futures	2.64
Net investment income	1.06

Net increase in net assets from operations	3.70
Distributions of net investment income on Limited Shares	(0.87)

Net increase	2.83
Net asset value per Limited Share, end of period	$27.83

Market value per Limited Share, beginning of period	$25.00

Market value per Limited Share, end of period	$27.79

Ratio to average Limited Shares*

Period Ended December 31, 2007
Net investment income	4.03%
Total expenses	0.54%

Total Return, at net asset value **	14.80%

Total Return, at market value **	14.64%

*	Percentages are annualized.
**	Percentages are not annualized and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

In December 2007, the FASB issued FASB Statement No 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No51 (Statement 160). Statement 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Fund is currently evaluating the impact of adopting Statement 160 on its results of operations and financial position.

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

Executive Compensation

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.50% (0.50% annually) of the daily net asset value per Limited Share at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $111,270 to DB Commodity Services LLC of which $99,592 had been paid at December 31, 2007.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage fees of $8,902 to the Commodity Broker all of which had been paid at December 31, 2007.

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