Form 10-K
period 2007-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund; DB Gold Master Fund
filed 2008-03-26
CIK 1367305, 1367306, 1383055, 1383056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:        001-33231

POWERSHARES DB GOLD FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778067
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB GOLD MASTER FUND

(A Series of DB Multi-Sector Commodity Master Trust)

(Exact name of Rule 140 Co-Registrant as specified in its charter)

Delaware	87-0778071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	American Stock Exchange

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

$20,608,000

Number of Common Units of Beneficial Interest outstanding as of March 17, 2008: 2,400,040

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

Organization

PowerShares DB Gold Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Gold Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 to each Fund in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st.

The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007. After the initial offering of the Limited Shares, an additional 1,000,000 Limited Shares were issued to certain Authorized Participants for $28,218,902 and 600,000 Limited Shares were redeemed for $16,048,042 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. Limited Shares may be purchased from the Fund only by Authorized Participants.

This report covers the three months ended December 31, 2007 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”). No investment operations occurred prior to January 3, 2007, therefore the 2007 and 2006 operating results are not comparable.

Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (DBLCI-OY GC ER™ or “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index, or the Index Commodity, is gold. The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in the Index Commodity. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

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

The net asset value per share of the Limited Shares will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket of Limited Shares may be different from the net asset value of a Basket of Limited Shares (i.e., 200,000 Limited Shares may trade at a premium over, or a discount to, net asset value of a Basket of Limited Shares) and similarly the public trading price per Limited Share may be different from its net asset value per Limited Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Limited Shares at a discount or a premium to the public trading price per Limited Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Limited Shares are closely related, but not identical to the same forces influencing the prices of the Index Commodity comprising the Index, trading individually or in the aggregate at any point in time. Investors also should note that the size in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

Amex May Halt Trading in the Limited Shares Which Would Adversely Impact Your Ability to Sell Limited Shares.

The Limited Shares are listed for trading on the Amex under the market symbol “DGL.” Trading in Limited Shares may be halted due to market conditions or, in light of Amex rules and procedures, for reasons that, in the view of the Amex, make trading in Limited Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Limited Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Limited Shares are delisted.

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

The following table* reflects various measures of volatility** of the history of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	14.02%
Average rolling 3 month daily volatility	13.02%
Monthly return volatility	13.31%
Average annual volatility	13.39%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	11.41%
1989	13.14%
1990	17.67%
1991	12.63%
1992	8.32%
1993	14.44%
1994	9.60%
1995	6.62%
1996	6.17%
1997	12.60%
1998	12.84%
1999	17.35%
2000	15.02%
2001	14.44%
2002	13.44%
2003	16.66%
2004	16.25%
2005	12.38%
2006	22.81%
2007*	14.05%

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2007.

**	Volatility, for these purposes means the following:

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.5% per annum. Additional charges include brokerage fees of not greater than 0.04% per annum in the aggregate in selling commissions. As of December 31, 2007 the Fund has earned interest income at an annual rate of approximately 4.47% per annum. Consequently, it is expected that interest income will exceed fees (other than selling commissions); however, if interest rates fall to or below approximately 0.54%, the Fund will need to have positive performance in order to break even net of fees and expenses. Consequently, depending upon the performance of the Fund and the interest rate environment, the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund and the Master Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to Shareholders of the Fund in a manner that reflects Shareholders’ beneficial shares of partnership items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund or the Master Fund do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects you.

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

Market Information

The Limited Shares trade on the American Stock Exchange under the symbol “DGL.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Limited Share, as reported on the Amex.

	Limited Shares
Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on January 5, 2007)	$26.36	$24.12
June 30, 2007	$27.34	$25.38
September 30, 2007	$29.10	$25.67
December 31, 2007	$32.47	$28.48

Holders

As of December 31, 2007, the Fund had 2,213 holders of record of its Limited Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to holders of Limited Shares. On December 28, 2007, the Fund paid $0.81 per General Share, to the Managing Owner, a total distribution of $32.40. On December 28, 2007, the Fund paid $0.81 per Limited Share to each holder of Limited Shares of record on December 19, 2007, a total distribution of $972,000. Prior to this, no distributions had been paid on the Fund’s Limited Shares or General Shares. All distributions were made from net investment income.

Sales of Unregistered Equity Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s equity securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-11) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 was

declared effective on May 15, 2007 (Registration No. 333-142163-12) and on January 15, 2008 (File No. 333-148613-02) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-148613-02) also acts as Post-Effective Amendment No. 1 to File No. 333-142163-12 and acts as Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-11, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended December 31, 2007, 0.2 million Limited Shares were created for $6.1 million and no Limited Shares were redeemed. For the period ended December 31, 2007, 2.0 million Limited Shares were created for $53.2 million and 0.6 million Limited Shares were redeemed for $16.0 million. On December 31, 2007, 1.4 million Limited Shares were outstanding for a market capitalization of $44.2 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 3, 2007 to December 31, 2007	600,000	$26.74

ITEM 6.	SELECTED FINANCIAL DATA

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

Period from January 3, 2007 (commencement of investment operations) to December 31, 2007
Interest Income	$1,174,702
Net investment income	$1,032,838
Net realized and unrealized gains on investments and futures	$6,943,605
Net Income	$7,976,443
Distribution per share	$0.81
Net Decrease in cash	$(1,000)

As of December 31, 2007
Total Assets	$45,642,633
Limited Shares NAV	$31.55
General Shares NAV	$31.55

Selected Quarterly Financial Data (Unaudited)

	For the period from January 3, 2007 (commencement of investment operations) to March 31, 2007	For the three months ended June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Interest income	$294,920	249,700	267,487	362,595
Net investment income	$262,147	223,049	236,101	311,541
Net realized and unrealized gains/(losses) on investment and futures	$956,298	(642,438)	2,802,288	3,827,457
Net income/(loss)	$1,218,445	(419,389)	3,038,389	4,138,998
Increase/(decrease) in Net Asset Value	$26,219,445	(5,686,677)	14,396,745	9,246,758

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and notes included in Item 8 of Part I of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Gold Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (DBLCI-OY GC ER™, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Limited Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts, or the Index Contracts, on the single commodity comprising the Index, or the Index Commodity. The single Index Commodity is gold. The Index is composed of notional amounts of the Index Commodity. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the gold sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Total Return™, or DBLCI-OY Gold TR™, consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2007 and the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Gold TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2007 and for the Period Ended December 31, 2007

Index	Total returns for index in the DBLCI-OY Gold TR™
	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Gold	11.62%	30.68%
TOTAL RETURN	11.62%	30.68%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Gold TR™. The only difference between the Index and the DBLCI-OY Gold TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Gold TR™ does include such a component. The difference between the Index and the DBLCI-OY Gold TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Limited Shares is expected closely to track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Limited Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Gold TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $36.2 million for the Period Ended December 31, 2007. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Period Ended December 31, 2007 $126.1 million was paid to purchase United States Treasury Obligations and $87.8 million was received from sales of maturing contracts. Net change in realized appreciation on United States Treasury Obligations and futures increased by $6.3 million during the Period Ended December 31, 2007.

Financing Activities

The Fund’s net cash flow provided by financing activities was $36.2 million during the Period Ended December 31, 2007. This included $53.2 million from the sale of Limited shares to Authorized Participants during the Period Ended December 31, 2007.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (DBLCI-OY GC ER™ or “Index”) over time, plus the excess, if any, of the

Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DGL”), (ii) the Fund’s NAV (as reflected by the graph “DGLNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DGLDIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DGL, DGLNAV AND DGLDIX FOR THE THREE MONTHS ENDED

DECEMBER 31, 2007 AND THE PERIOD ENDED DECEMBER 31, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

On December 28, 2007, the Fund made a $0.81 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the Amex market value of Limited Shares increased 26.32% from $25.00 per share to $31.58 per share. The Limited Share price low and high for the Period Ended December 31, 2007 and related change from the Limited Share price on January 3, 2007 (commencement of investment operations) was as follows: Limited Shares traded from a low of $24.12 per share (-3.52%) on January 5, 2007 to a high of $32.47 per share (+29.88%) on November 7, 2007. Total return for the Fund, on a market value basis was 29.56% including the above noted distribution for the period.

Fund Limited Share Net Asset Performance

For the Period Ended December 31, 2007, the net asset value of each Limited Share increased 26.20% from $25.00 per share to $31.55 per share. Therefore, total return on a net asset value basis, for the Fund including the above noted distribution was 29.44%.

Net income for the Period Ended December 31, 2007 was $8.0 million, resulting from $1.2 million of interest income supplemented by net realized gain of $0.7 million and net unrealized gain of $6.3 million and operating expenses of $0.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

Fund Limited Share Price Performance

On December 28, 2007, the Fund made a $0.81 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the Amex market value of Limited Shares increased 8.52% from $29.10 per share to $31.58 per share. The Limited Share price low and high for the three months ended December 31, 2007 and related change from the Limited Share price on September 30, 2007 was as follows: Limited Shares traded from a low of $28.48 per share (-2.13%) on October 3, 2007 to a high of $32.47 per share (+11.58%) on November 7, 2007. Total return for the Fund, on a market value basis was 11.31% including the above noted distribution, for the three month period.

Fund Limited Share Net Asset Performance

For the Three Months Ended December 31, 2007, the net asset value of each Limited Share increased 8.38% from $29.11 per share to $31.55 per share. Therefore, total return on a net asset value basis, for the Fund including the above noted distribution, was 11.16%.

Net income for the Three Months Ended December 31, 2007 was $4.1 million, resulting from $0.4 million of interest income supplemented by net realized gain of $0.1 million and net unrealized gain of $3.7 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)*	Number of times VaR Exceeded
Gold	August 2008	1,074,000	2.43%	7
Aggregate/Total		1,074,000	2.43%	7

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

Report of Independent Registered Public Accounting Firm

The Board of Managers

DB Commodity Services LLC:

We have audited the accompanying consolidated statement of financial condition of PowerShares DB Gold Fund and Subsidiary (the Fund), including the consolidated schedule of investments, as of December 31, 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. We have also audited the accompanying statement of financial condition of PowerShares DB Gold Fund as of December 31, 2006. The above referenced consolidated financial statements of PowerShares DB Gold Fund and Subsidiary and the statement of financial condition of PowerShares DB Gold Fund are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the consolidated financial statements of PowerShares DB Gold Fund and Subsidiary as of December 31, 2007 and for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 and the statement of financial condition of PowerShares DB Gold Fund as of December 31, 2006 based on our audits.

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

In our opinion, the consolidated financial statements of PowerShares DB Gold Fund and Subsidiary present fairly, in all material respects, the financial position of PowerShares DB Gold Fund and Subsidiary as of December 31, 2007 and the results of their operations, changes in their shareholders’ equity and their cash flows for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and the statement of financial condition of PowerShares DB Gold Fund presents fairly, in all material respects, the financial position of PowerShares DB Gold Fund as of December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements of PowerShares DB Gold Fund and Subsidiary, the Fund commenced investment operations on January 3, 2007, with the initial offering of common units of beneficial interest to certain eligible financial institutions.

/s/ KPMG LLP

New York, New York
March 25, 2008

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2007 and 2006(i)

	2007	2006
Assets
Equity held in broker trading accounts:
United States Treasury Obligations, at fair value (cost $39,361,380)	$39,367,337	$-
Cash held by broker	-	1,000
Net unrealized appreciation on futures contracts	6,271,740	-

Deposits with broker	45,639,077	1,000

Other assets	3,556	-

Total assets	$45,642,633	$1,000

Liabilities and shareholders’ equity
Payable to broker	$1,448,582	$-
Management fee payable	16,780	-
Non controlling interest in consolidated subsidiary – related party	1,000	-

Total liabilities	1,466,362	-

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2007 and 2006, respectively	1,000	1,000
Accumulated earnings	262	-

Total General shares	1,262	1,000

Limited shares:
Paid-in-capital - 1,400,000 and 0 redeemable shares issued and outstanding as of December 31, 2007 and 2006, respectively	37,170,860	-
Accumulated earnings	7,004,149	-

Total Limited shares	44,175,009	-

Total shareholders’ equity	44,176,271	1,000

Total liabilities and shareholders’ equity	$45,642,633	$1,000

Net asset value per share
General shares	$31.55	$25.00
Limited shares	$31.55	Not Applicable

See accompanying notes to consolidated financial statements.

(i)	Represents financial condition only for PowerShares DB Gold Fund as consolidation of DB Gold Master Fund occurred upon commencement of investment operations, as of January 3, 2007.

PowerShares DB Gold Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007 (i)

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	15.84%	$6,999,552	$7,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	3.39	1,499,186	1,500,000
U.S. Treasury Bills, 3.04% due January 24, 2008	22.60	9,983,940	10,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	11.29	4,985,500	5,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	24.75	10,933,284	11,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	11.24	4,965,875	5,000,000

Total United States Treasury Obligations (cost $39,361,380)	89.11%	$39,367,337

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (d)
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Gold (511 contracts, settlement date August 27, 2008)	14.20%	$6,271,740

Net Unrealized Appreciation on Futures Contracts	14.20%	$6,271,740

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Gold Fund and Subsidiary commenced investment operations on January 3, 2007, therefore no investments were held prior to that date.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statement of Income and Expenses

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

Income
Interest Income	$1,174,702

Expenses
Management fee	130,429
Brokerage commissions and fees	11,435

Total expenses	141,864

Net investment income	1,032,838

Net Realized and Net Change in Unrealized Gain on United States Treasury Obligations and Futures
Net Realized Gain on
United States Treasury Obligations	568
Futures	665,340

Net realized gain	665,908

Net Change in Unrealized Gain on
United States Treasury Obligations	5,957
Futures	6,271,740

Net change in unrealized gain	6,277,697

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	6,943,605

Net Income	$7,976,443

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Gold Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000

Sale of Limited Shares	-	-	-	-	2,000,000	53,218,902	-	53,218,902	53,218,902
Redemption of Limited Shares	-	-	-	-	(600,000)	(16,048,042)	-	(16,048,042)	(16,048,042)
Net Income
Net investment income	-	-	45	45	-	-	1,032,793	1,032,793	1,032,838
Net realized gain on United States Treasury Obligations and Futures	-	-	54	54	-	-	665,854	665,854	665,908
Net change in unrealized gain on United States Treasury Obligations and Futures	-	-	195	195	-	-	6,277,502	6,277,502	6,277,697

Net Income	-	-	294	294	-	-	7,976,149	7,976,149	7,976,443
Distributions of net investment income ($0.81 per share)	-	-	(32)	(32)	-	-	(972,000)	(972,000)	(972,032)

Balance at December 31, 2007	40	$1,000	$262	$1,262	1,400,000	$37,170,860	$7,004,149	$44,175,009	$44,176,271

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Gold Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statement of Cash Flows

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

2007
Cash flow provided by operating activities:
Net Income	$7,976,443
Adjustments to reconcile net (loss) to net cash used for operating activities:
Cost of securities purchased	(126,122,942)
Proceeds from securities sold	87,827,067
Net accretion of discount and amortization of premium on United States
Treasury Obligations	(1,064,937)
Net realized gain on United States Treasury Obligations	(568)
Net change in unrealized gain on United States Treasury
Obligations and Futures	(6,277,697)
Increase in operating receivables and liabilities:
Other assets	(3,556)
Payable to broker	1,448,582
Management fee payable	16,780
Other Liabilities	1,000

Net cash used for operating activities	(36,199,828)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	53,218,902
Redemption of Limited Shares	(16,048,042)
Cash distributions paid on Limited and General Shares	(972,032)

Net cash provided by financing activities	36,198,828

Net change in cash held by broker	(1,000)

Cash held by broker at beginning of period	1,000

Cash held by broker at end of period	$-

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Gold Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Gold Fund and Subsidiary

Notes to Consolidated Financial Statements

(1)	Organization

PowerShares DB Gold Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Gold Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (the “Trust Agreement”).

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

This report covers the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”). No investment operations occurred prior to January 3, 2007, therefore the 2007 and 2006 operating results are not comparable.

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (DBLCI-OY GC ER™, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index, or the Index Commodity, is gold. The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in the Index Commodity. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Period Ended December 31, 2007 the Fund and Master Fund incurred Management Fees of $130,429 of which $16,780 was still payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Period Ended December 31, 2007 the Fund and Master Fund incurred brokerage fees of $11,435.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations is $2,069,550 which is restricted and held against initial margin of the open futures contracts.

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

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $6,271,740, of which the Fund utilized $1,448,582 to purchase United States Treasury Obligations. No interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the payable to broker by $4,823,158.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $6,271,740.

(i)	Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.50% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the Period Ended December 31, 2007, the Management Fee amounted to $130,429 of which $16,780 was payable to the Managing Owner as of December 31, 2007.

(j)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for Period Ended December 31, 2007. For the Period Ended December 31, 2007 brokerage fees amounted to $11,435.

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

Summary of Limited Share Transactions for the Period Ended December 31, 2007

	Limited Shares Period Ended December 31, 2007	Amount Period Ended December 31, 2007
Limited Shares Sold	2,000,000	$53,218,902
Limited Shares Redeemed	(600,000)	(16,048,042)

Net Increase	1,400,000	$37,170,860

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

A distribution of $0.81 per share from net investment income was declared on December 14, 2007 to Limited shareholders, on record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $972,000 was paid to Limited shareholders. On December 28, 2007 the Fund paid $0.81 per General Share, a total distribution of $32.40.

(8)	Organizational and Offering Costs

All organizing and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Limited Shares after the commencement of the Master Fund’s trading operations also will be paid by the Managing Owner.

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of December 31, 2007 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions

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

Period Ended December 31, 2007
Net Asset Value
Initial offering price per Limited Share	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	6.28
Net investment income	1.08

Net increase in net assets from operations	7.36
Distributions of net investment income on Limited Shares	(0.81)

Net increase	6.55
Net asset value per Limited Share, end of period	$31.55

Market value per Limited Share, beginning of period	$25.00

Market value per Limited Share, end of period	$31.58

Ratio to average Limited Shares*
Net investment income	3.92%
Total expenses	0.54%

Period Ended December 31, 2007
Total Return, at net asset value **	29.44%

Total Return, at market value **	29.56%

*	Percentages are annualized.
**	Percentages are not annualized and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $130,429 to DB Commodity Services LLC of which $113,649 had been paid.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage fees of $11,435 to the Commodity Broker of which all had been paid at December 31, 2007.

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Gold Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Chief Executive Officer and Principal Financial Officer

Dated: March 25, 2008	By:	/s/ Gregory S. Collett
		Name:	Gregory S. Collett
		Title:	Chief Operating Officer