Form 10-K
period 2007-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB BASE METALS MASTER FUND; POWERSHARES DB BASE METALS FUND
filed 2008-03-26
CIK 1367305, 1367306, 1383083, 1383084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33236

POWERSHARES DB BASE METALS FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778075
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB BASE METALS MASTER FUND

(A Series of DB Multi-Sector Commodity Master Trust)

(Exact name of Rule 140 Co-Registrant as specified in its charter)

Delaware	87-0778076
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	American Stock Exchange

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

$69,108,000

Number of Common Units of Beneficial Interest outstanding as of March 17, 2008: 4,800,040

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

Organization

PowerShares DB Base Metals Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Base Metals Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and Master Fund. The fiscal year end of the Fund is December 31st.

The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007. After the initial offering of the Limited Shares, an additional 3,200,000 Limited Shares were issued to certain Authorized Participants for $89,426,652 and 2,000,000 Limited Shares were redeemed for $47,212,300 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. Limited Shares may be purchased from the Fund only by Authorized Participants.

This report covers the three months ended December 31, 2007 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”). No investment operations occurred prior to January 3, 2007 therefore the 2007 and 2006 operating results are not comparable.

Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (DBLCI-OY Industrial Metals ER™, or “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index, or the Index Commodities, are aluminum, zinc and copper—Grade A. The Index Commodities are currently trading on the London Metals Exchange (“LME”). Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

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

Through a marketing agreement between the Managing Owner and A I M Distributors, Inc. (“AIM Distributors”) an affiliate of PowerShares Capital Management LLC, or PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed AIM Distributors as a marketing agent. AIM Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. AIM Distributors will not open or maintain customer accounts or handle orders for the Fund. AIM Distributors engages in public seminars, road shows, conferences, media interviews, field incoming telephone “800” number calls and distribute sales literature and other communications (including electronic media) regarding the Fund.

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

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets of the Fund and the Operation of the Master Fund.

Although the LME does not currently impose speculative positions limits, the LME may from time-to-time impose speculative position limits on market participants, including the Master Fund, trading in certain commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts.

It is possible that in the future, the LME may propose new rules with respect to position limits in certain commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Master Fund. Depending on the outcome of any future LME rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Master Fund, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Limited Shares, as traded on the Amex, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

If the LME imposed position limits and the Master Fund is approaching or has reached such position limits with respect to certain futures contracts comprising the Index, the Master Fund may commence investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than commodities that comprise the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with a futures contract that comprises the Index.

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

Amex May Halt Trading in the Limited Shares Which Would Adversely Impact Your Ability to Sell Limited Shares.

The Limited Shares are listed for trading on the Amex under the market symbol “DBB”. Trading in Limited Shares may be halted due to market conditions or, in light of Amex rules and procedures, for reasons that, in the view of the Amex, make trading in Limited Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Limited Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Limited Shares are delisted.

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

The following table* reflects various measures of volatility** of the history of the Index, as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	18.20%
Average rolling 3 month daily volatility	16.90%
Monthly return volatility	18.70%
Average annual volatility	16.67%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1997***	11.99%
1998	14.38%
1999	14.07%
2000	11.78%
2001	12.57%
2002	13.12%
2003	13.80%
2004	20.85%
2005	18.18%
2006	32.26%
2007*	20.35%

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2007.

**	Volatility, for these purposes means the following:

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

***	As of September 3, 1997.

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of not greater than 0.03% per annum in the aggregate in selling commissions. As of December 31, 2007, the Fund has earned interest income at an annual rate of approximately 4.55% per annum. Consequently, it is expected that interest income will exceed fees (other than selling commissions), however, if interest rates fall below approximately 0.78%, the Fund will need to have positive performance in order to break even net of fees and expenses. Consequently, depending upon the performance of the Fund and the interest rate environment, the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Market Information

The Limited Shares trade on the American Stock Exchange under the symbol “DBB.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Limited Share, as reported on the Amex.

	Limited Shares
Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on January 5, 2007)	$25.25	$22.29
June 30, 2007	$29.43	$24.85
September 30, 2007	$28.73	$24.12
December 31, 2007	$26.80	$21.34

Holders

As of December 31, 2007, the Fund had 6,266 holders of record of its Limited Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to holders of Limited Shares. On December 28, 2007, the Fund paid $0.96 per General Share, to the Managing Owner, a total distribution of $38.40. On December 28, 2007, the Fund paid $0.96 per Limited Share to each holder of Limited Shares of record on December 19, 2007, a total distribution of $2.1 million. Prior to this, no distributions had been paid on the Fund’s Limited Shares or General Shares. All distributions were made from net investment income.

Sales of Unregistered Equity Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s equity securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-09) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-10) and on January 15, 2008 (File No. 333-148613-14) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-148613-14) also acts as Post-Effective Amendment No. 1 to File No. 333-142163-10 and acts as Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-09, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Period Ended December 31, 2007, 4.2 million Limited Shares were created for $114.4 million and 2.0 Limited Shares were redeemed for $47.2 million. For the Three Months Ended December 31, 2007, 0.4 million Limited Shares were created for $9.9 million and 1.6 million Limited Shares were redeemed for $36.5 million. On December 31, 2007, 2.2 million Limited Shares were outstanding for a market capitalization of $48.2 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 3, 2007 to December 31, 2007	2,000,000	$23.60

ITEM 6.	SELECTED FINANCIAL DATA

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

Period from January 3, 2007 (commencement of investment operations) to December 31, 2007
Interest Income	$2,624,049
Net investment income	$2,176,430
Net realized and unrealized gains / (losses) on investment and futures	$(18,878,024)
Net Loss	$(16,701,594)
Distribution per share	$0.96
Net Increase in cash	$11,050,488

As of December 31, 2007
Total Assets	$48,441,765
Limited Shares NAV	$22.00
General Shares NAV	$22.00
Net Increase in cash	$11,050,488

Selected Quarterly Financial Data (Unaudited)

	For the period from January 3, 2007 (commencement of investment operations) to March 31, 2007	For the three months ended June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Interest income	$277,520	607,345	1,007,637	731,547
Net investment income	$233,542	511,521	842,478	588,889
Net realized and unrealized gains/(losses) on investment and futures	$(361,321)	(2,905,110)	(2,658,140)	(12,953,453)
Net income/(loss)	$(127,779)	(2,393,589)	(1,815,662)	(12,364,564)
Increase/(decrease) in Net Asset Value	$24,873,221	44,194,231	20,489,956	(41,155,688)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and notes included in Item 8 of Part I of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Base Metals Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (DBLCI-OY Industrial Metals ER™, or “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Limited Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts, or the Index Contracts, on the commodities comprising the Index, or the Index Commodities. The Index Commodities are aluminum, zinc and copper—Grade A. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the base metals sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total Return™, or DBLCI-OY Industrial Metals TR™, consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2007 and the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Industrial Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2007 and the Period Ended December 31, 2007

Index	Total returns for index in the DBLCI- OY Industrial Metals TR™
	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Aluminum Indices	(3.95%)	(5.13%)
DB Zinc Indices	(20.05%)	(35.14%)
DB Copper—Grade A Indices	(15.25%)	23.10%
TOTAL RETURN	(13.21%)	(7.76%)

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Industrial Metal TR™. The only difference between the Index and the DBLCI-OY Industrial Metal TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Industrial Metals TR™ does include such a component. The difference between the Index and the DBLCI-OY Industrial Metals TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Limited Shares is expected closely to track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Limited Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Industrial Metals TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $54.1 million for the Period Ended December 31, 2007. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Period Ended December 31, 2007 $282.8 million was paid to purchase United States Treasury Obligations and $240.6 million was received from sales of maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $7.5 million during the Period Ended December 31, 2007.

Financing Activities

The Fund’s net cash flow provided by financing activities was $65.1 million during the Period Ended December 31, 2007. This included $114.4 million from the sale of Limited shares to Authorized Participants during the Period Ended December 31, 2007.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (DBLCI-OY Industrial Metals ER™ or “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBB”), (ii) the Fund’s NAV (as reflected by the graph “DBBNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBBMIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBB, DBBNAV AND DBBMIX FOR THE THREE MONTHS ENDED

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

See Additional Legends below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

On December 28, 2007, the Fund made a $0.96 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the Amex market value of Limited Shares decreased (-12.40%) from $25.00 per share to $21.90 per share. The Limited Share price low and high for the Period Ended December 31, 2007 and related change from the Limited Share price on January 3, 2007 (commencement of investment operations) was as follows: Limited Shares traded from a low of $21.34 per share (-14.64%) on December 18, 2007 to a high of $29.43 per share (+17.72%) on May 4, 2007. Total return for the Fund, on a market value basis was (-8.56%), including the above noted distribution, for the period.

Fund Limited Share Net Asset Performance

For the Period Ended December 31, 2007, the net asset value of each Limited Share decreased (-12.00%) from $25.00 per share to $22.00 per share. On December 28, 2007, the Fund made a $0.96 per share distribution to Limited shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis, for the Fund including the distribution, was (-8.16%).

Net loss for the Period Ended December 31, 2007 was $16.7 million, resulting from $2.6 million of interest income supplemented by net realized loss of $11.4 million and net unrealized losses of $7.5 million and operating expenses of $0.4 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

Fund Limited Share Price Performance

On December 28, 2007, the Fund made a $0.96 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the Amex market value of Limited Shares decreased (-17.01%) from $26.39 per share to $21.90 per share. The Limited Share price low and high for the Three Months Ended December 31, 2007 and related change from the Limited Share price on September 30, 2007 was as follows: Limited Shares traded from a low of $21.34 per share (-19.14%) on December 18, 2007 to a high of $26.80 per share (+1.55%) on October 3, 2007. Total return for the Fund, on a market value basis was (-13.38%), including the above noted distribution, for the three month period.

Fund Limited Share Net Asset Performance

For the Three Months Ended December 31, 2007, the net asset value of each Limited Share decreased (-16.48%) from $26.34 per share to $22.00 per share. On December 28, 2007, the Fund made a $0.96 per share distribution to Limited shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis, for the Fund, including the distribution, was (-12.83%).

Net loss for the Three Months Ended December 31, 2007 was $12.4 million, resulting from $0.7 million of interest income supplemented by net realized gains of $10.8 million and net unrealized losses of $2.2 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR)*	Number of times VaR Exceeded
Aluminum	November 2008	1.00%	10
Zinc	May 2008	1.93%	8
Copper—Grade A	March 2008	1.52%	7
Aggregate/Total		3.92%	4

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

The following were the primary trading risk exposures of the Fund as of December 31, 2007 by Index Commodities:

Aluminum

The price of aluminum is volatile. The price movement of aluminum may be influenced by a variety of factors, including the level of global industrial activity and demands, especially relating to the transportation, packaging and building sectors, each of which significantly influences the demand, and in turn, the price of aluminum. Prices for aluminum are influenced by a number of factors including the level of economic activity in large aluminum consuming markets, political uncertainties, economic concerns and the rate of supply of new metal from producers. The production of aluminum is a power intensive process that requires large amounts of inexpensive power. Disruptions in the amount of energy available to aluminum producers could affect the supply of aluminum.

Zinc

The price of zinc is volatile and is affected by numerous factors. The closing price of zinc is determined by reference to the official U.S. dollar cash settlement price per ton of the zinc futures contract traded on the LME. The price of zinc is primarily affected by the global demand for and supply of zinc. Demand for zinc is significantly influenced by the level of global industrial economic activity. The galvanized steel industrial sector is particularly important given that the use of zinc in the manufacture of galvanized steel accounts for approximately 50% of world-wide zinc demand. The galvanized steel sector is in turn heavily dependent on the automobile and construction sectors. A relatively widespread increase in the demand for zinc by the galvanized steel sector, particularly in China and the United States, has been the primary cause of the recent rise in zinc prices. An additional, but highly volatile component of demand, is adjustments to inventory in response to changes in economic activity and/or pricing levels. The supply of zinc concentrate (the raw material) is dominated by China, Australia, North America and Latin America. The supply of zinc is also affected by current and previous price levels, which will influence investment decisions in new mines and smelters. It is not possible to predict the aggregate effect of all or any combination of these factors.

Copper

The price of copper is volatile. The price of copper is primarily affected by the global demand for and supply of copper. Demand for copper is significantly influenced by the level of global industrial economic activity. Industrial sectors which are particularly important include the electrical and construction sectors. In recent years demand has been supported by strong consumption from newly industrializing countries, which continue to be in a copper-intensive period of economic growth as they develop their infrastructure (such as China). An additional, but highly volatile, component of demand is adjustments to inventory in response to changes in economic activity and/or pricing levels. Apart from the United States, Canada and Australia, the majority of copper concentrate supply (the raw material) comes from outside the Organization for Economic Cooperation and Development countries. Chile is the largest producer of copper concentrate. In previous years, copper supply has been affected by strikes, financial problems and terrorist activity. Output has fallen particularly sharply in the “African Copperbelt” and in Bougainville, Papua New Guinea. Any political turmoil in these countries may cause copper supply to fall.

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

Report of Independent Registered Public Accounting Firm

The Board of Managers

DB Commodity Services LLC:

We have audited the accompanying consolidated statement of financial condition of PowerShares DB Base Metals Fund and Subsidiary (the Fund), including the consolidated schedule of investments, as of December 31, 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. We have also audited the accompanying statement of financial condition of PowerShares DB Base Metals Fund as of December 31, 2006. The above referenced consolidated financial statements of PowerShares DB Base Metals Fund and Subsidiary and the statement of financial condition of PowerShares DB Base Metals Fund are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the consolidated financial statements of PowerShares DB Base Metals Fund and Subsidiary as of December 31, 2007 and for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 and the statement of financial condition of PowerShares DB Base Metals Fund as of December 31, 2006 based on our audits.

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

In our opinion, the consolidated financial statements of PowerShares DB Base Metals Fund and Subsidiary present fairly, in all material respects, the financial position of PowerShares DB Base Metals Fund and Subsidiary as of December 31, 2007 and the results of their operations, changes in their shareholders’ equity and their cash flows for the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and the statement of financial condition of PowerShares DB Base Metals Fund presents fairly, in all material respects, the financial position of PowerShares DB Base Metals Fund as of December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements of PowerShares DB Base Metals Fund and Subsidiary, the Fund commenced investment operations on January 3, 2007, with the initial offering of common units of beneficial interest to certain eligible financial institutions.

/s/ KPMG LLP

New York, New York
March 25, 2008

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2007 and 2006(i)

	2007	2006
Assets
Equity held in broker trading accounts:
United States Treasury Obligations, at fair value (cost $44,839,134)	$44,861,139	$—
Cash held by broker	11,051,488	1,000
Net unrealized depreciation on futures contracts	(7,470,862)	—

Deposits with broker	48,441,765	1,000

Total assets	$48,441,765	$1,000

Liabilities and shareholders’ equity
Management fee payable	$30,794	—
Broker fee payable	8,251	—
Non controlling interest in consolidated subsidiary- related party	1,000	—

Total liabilities	40,045	—

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2007 and 2006, respectively	1,000	1,000
Accumulated deficit	(120)	—

Total General shares	880	1,000

Limited shares:
Paid-in-capital - 2,200,000 and 0 redeemable shares issued and outstanding as of December 31, 2007 and 2006, respectively	67,214,352	—
Accumulated deficit	(18,813,512)	—

Total Limited shares	48,400,840	—

Total shareholders’ equity	48,401,720	1,000

Total liabilities and shareholders’ equity	$48,441,765	$1,000

Net asset value per share
General shares	$22.00	$25.00
Limited shares	$22.00	Not Applicable

See accompanying notes to consolidated financial statements.

(i)	Represents financial condition only for PowerShares DB Base Metals Fund as consolidation of DB Base Metals Master Fund occurred upon commencement of investment operations, as of January 3, 2007.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Schedule of Investments (i)

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	3.10%	$1,499,904	$1,500,000
U.S. Treasury Bills, 2.89% due January 10, 2008	1.03	499,729	500,000
U.S. Treasury Bills, 3.04% due January 24, 2008	10.31	4,991,970	5,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	11.34	5,487,108	5,500,000
U.S. Treasury Bills, 3.55% due February 7, 2008	41.20	19,942,000	20,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	8.23	3,983,596	4,000,000
U.S. Treasury Bills, 3.18% due February 28, 2008	8.22	3,981,096	4,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	9.25	4,475,736	4,500,000

Total United States Treasury Obligations (cost $44,839,134)	92.68%	$44,861,139

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (d)
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Aluminum (263 contracts, settlement date November 17, 2008)	(0.41)%	$(198,325)
Copper (100 contracts, settlement date March 17, 2008)	(5.13)	(2,483,912)
Zinc (259 contracts, settlement date May 19, 2008)	(9.89)	(4,788,625)

Net Unrealized Depreciation on Futures Contracts	(15.43)%	$(7,470,862)

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Base Metals Fund and Subsidiary commenced investment operations on January 3, 2007, therefore no investments were held prior to that date.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statement of Income and Expenses

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

Income
Interest Income	$2,624,049

Expenses
Management fee	430,403
Brokerage commissions and fees	17,216

Total expenses	447,619

Net investment income	2,176,430

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	117,940

Futures	(11,547,107)

Net realized loss	(11,429,167)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	22,005
Futures	(7,470,862)

Net change in unrealized loss	(7,448,857)

Net realized and net change in unrealized loss on United States Treasury Obligations and Futures	(18,878,024)

Net Loss	$(16,701,594)

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Base Metals Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 3, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000
Sale of Limited Shares					4,200,000	114,426,652		114,426,652	114,426,652
Redemption of Limited Shares	—	—	—	—	(2,000,000)	(47,212,300)	—	(47,212,300)	(47,212,300)
Net loss								—	—
Net investment income			40	40			2,176,390	2,176,390	2,176,430
Net realized loss on United States Treasury Obligations and Futures	—	—	(181)	(181)	—	—	(11,428,986)	(11,428,986)	(11,429,167)
Net change in unrealized loss on United States Treasury Obligations and Futures	—	—	59	59	—	—	(7,448,916)	(7,448,916)	(7,448,857)

Net loss			(82)	(82)			(16,701,512)	(16,701,512)	(16,701,594)
Distributions of net investment income ($0.96 per share)	—	—	(38)	(38)	—	—	(2,112,000)	(2,112,000)	(2,112,038)

Balance at December 31, 2007	40	$1,000	$(120)	$880	2,200,000	$67,214,352	$(18,813,512)	$48,400,840	$48,401,720

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Base Metals Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statement of Cash Flows

For the Period from January 3, 2007 (commencement of investment operations) to December 31, 2007(i)

2007
Cash flow provided by operating activities:
Net Loss	$(16,701,594)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(282,838,237)
Proceeds from securities sold	240,605,305
Net accretion of discount and amortization of premium on United States
Treasury Obligations	(2,488,262)
Net realized gain on United States Treasury Obligations	(117,940)
Net change in unrealized gain (loss) on United States Treasury
Obligations and Futures	7,448,857
Increase in operating receivables and liabilities:
Management fee payable	30,794
Broker fee payable	8,251
Non controlling interest in consolidated subsidiary – related party	1,000

Net cash used for operating activities	(54,051,826)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	114,426,652
Redemption of Limited Shares	(47,212,300)
Cash distributions paid on Limited and General Shares	(2,112,038)

Net cash provided by financing activities	65,102,314

Net change in cash held by broker	11,050,488

Cash held by broker at beginning of period	1,000

Cash held by broker at end of period	$11,051,488

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB Base Metals Fund and Subsidiary commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Base Metals Fund and Subsidiary

Notes to Consolidated Financial Statements

(1)	Organization

PowerShares DB Base Metals Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006, and its subsidiary, DB Base Metals Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each Fund and Master Fund. The fiscal year end of the Fund is December 31 st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (the “Trust Agreement”).

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

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (DBLCI-OY Industrial Metals ER™, or “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index, or the Index Commodities, are aluminum, zinc and copper—Grade A. The Index Commodities are currently trading on the London Metals Exchange (“LME”). Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Period Ended December 31, 2007 the Fund and Master Fund incurred management fees of $430,403 of which $30,794 was still payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Period Ended December 31, 2007 the Fund and Master Fund incurred brokerage fees of $17,216 of which $8,251 was still payable at December 31, 2007.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of December 31, 2007 is $3,724,600 which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(e)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2007 the Fund held cash of $11,051,488 of which $7,470,862 was on deposit to satisfy the Fund’s negative variation margin against open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2007, the futures contracts held by the Fund were in a net unrealized depreciation position of $7,470,862.

(h)	Management Fee

The Master Fund pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the Period Ended December 31, 2007 the Management Fee amounted to $430,403 of which $30,794 was payable to the Managing Owner as of December 31, 2007.

(i)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for the Period Ended December 31, 2007. For the Period Ended December 31, 2007 brokerage fees amounted to $17,216, of which $8,251 was payable to the Commodity Broker as of December 31, 2007.

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

Summary of Limited Share Transactions for the Period Ended December 31, 2007

	Limited Shares	Amount

	Period Ended December 31, 2007	Period Ended December 31, 2007
Limited Shares Sold	4,200,000	$114,426,652
Limited Shares Redeemed	(2,000,000)	(47,212,300)

Net Increase	2,200,000	67,214,352

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

A distribution of $0.96 per share from net investment income was declared on December 14, 2007 to Limited shareholders, on record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $2.1 million was paid to Limited shareholders. On December 28, 2007 the Fund paid $0.96 per General Share, a total distribution of $38.40.

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

Period Ended December 31, 2007
Net Asset Value
Initial offering price per Limited Share	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(3.00)
Net investment income	0.96

Net increase in net assets from operations	(2.04)

Period Ended December 31, 2007
Distributions of net investment income on Limited Shares	(0.96)

Net decrease	(3.00)
Net asset value per Limited Share, end of period	$22.00

Market value per Limited Share, beginning of period	$25.00

Market value per Limited Share, end of period	$21.90

Ratio to average Limited Shares*
Net investment income	3.77%
Total expenses	0.78%

Total Return, at net asset value **	(8.56)%

Total Return, at market value **	(8.16)%

*	Percentages are annualized.
**	Percentages are not annualized and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $430,403 to DB Commodity Services LLC of which $399,609 had been paid at December 31, 2007.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage fees of $17,216 to the Commodity Broker of which $8,965 had been paid at December 31, 2007.

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Base Metals Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Chief Executive Officer and Principal Financial Officer

Dated : March 25, 2008	By:	/s/ Gregory S. Collett
	Name:	Gregory S. Collett
	Title:	Chief Operating Officer