Form 10-Q
period 2008-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND; POWERSHARES DB AGRICULTURE FUND
filed 2008-05-09
CIK 1367305, 1367306, 1383081, 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  ✓

Indicate the number of outstanding Limited Shares as of March 31, 2008: 65,400,000 Limited Shares.

POWERSHARES DB AGRICULTURE FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2008 (unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $2,430,107,449 and $1,034,673,552, respectively)	$2,431,542,635	$1,034,833,498
Net unrealized appreciation on futures contracts	213,718,845	139,389,550

Deposits with broker	2,645,261,480	1,174,223,048
Receivables for shares issued	-	6,562,700

Total assets	$2,645,261,480	$1,180,785,748

Liabilities and shareholders’ equity
Payable to broker	$255,788,616	$58,523,025
Payable for securities purchased	-	5,956,083
Management fee payable	3,151,890	610,088
Broker fees payable	234,387	32,991
Non controlling interest in consolidated subsidiary - related party	1,459	1,000

Total liabilities	259,176,352	65,123,187

Commitment and Contingencies (Note 9)
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earning	459	313

Total General shares	1,459	1,313

Limited shares:
Paid in capital - 65,400,000 and 34,000,000 redeemable shares issued and outstanding as of March 31, 2007 and December 31, 2007, respectively	2,148,040,502	953,481,076
Accumulated earnings	238,043,167	162,180,172

Total Limited shares	2,386,083,669	1,115,661,248

Total shareholders’ equity	2,386,085,128	1,115,662,561

Total liabilities and shareholders’ equity	$2,645,261,480	$1,180,785,748

Net asset value per share
General shares	$36.48	$32.83
Limited shares	$36.48	$32.81

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 1.98% due April 3, 2008	1.77%	$41,998,362	$42,000,000
U.S. Treasury Bills, 1.80% due April 10, 2008	25.19	600,878,598	601,000,000
U.S. Treasury Bills, 0.52% due April 17, 2008	4.02	95,948,832	96,000,000
U.S. Treasury Bills, 1.50% due April 24, 2008	3.60	85,936,274	86,000,000
U.S. Treasury Bills, 2.34% due May 1, 2008	1.88	44,953,515	45,000,000
U.S. Treasury Bills, 2.23% due May 8, 2008	15.36	366,528,405	367,000,000
U.S. Treasury Bills, 2.25% due May 15, 2008	4.27	101,842,920	102,000,000
U.S. Treasury Bills, 2.25% due May 22, 2008	6.90	164,710,095	165,000,000
U.S. Treasury Bills, 2.16% due May 29, 2008	15.39	367,184,880	368,000,000
U.S. Treasury Bills, 1.79% due June 5, 2008	4.14	98,772,102	99,000,000
U.S. Treasury Bills, 1.42% due June 12, 2008	10.24	244,409,550	245,000,000
U.S. Treasury Bills, 1.10% due June 19, 2008	4.64	110,708,070	111,000,000
U.S. Treasury Bills, 1.20% due June 26, 2008	4.51	107,671,032	108,000,000

Total United States Treasury Obligations (cost $2,430,107,449)	101.91%	$2,431,542,635

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Corn (8,199 contracts, settlement date July 14, 2008)	0.79%	$18,611,325
Red Wheat (156 contracts, settlement date July 14, 2008)	(0.04)	(844,000)
Wheat (4,999 contracts, settlement date July 14, 2008)	3.99	95,300,550
Wheat KCB (4,999 contracts, settlement date July 14, 2008)	0.89	21,323,638
Sugar (40,579 contracts, settlement date June 30, 2008)	(0.44)	(10,453,329)
Soybean (6,499 contracts, settlement date November 14, 2008)	0.95	22,706,187
Corn (13,499 contracts, settlement date December 12, 2008)	3.88	92,478,213
Wheat (1,499 contracts, settlement date December 12, 2008)	0.66	15,803,075
Wheat KCB (1,499 contracts, settlement date December 12, 2008)	(0.22)	(5,356,750)
Soybean (3,212 contracts, settlement date January 14, 2009)	(1.50)	(35,850,063)

Net Unrealized Appreciation on Futures Contracts	8.96%	$213,718,845

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	1.97%	$21,998,592	$22,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	10.75	119,934,840	120,000,000
U.S. Treasury Bills, 2.75% due January 17, 2008	8.68	96,893,397	97,000,000
U.S. Treasury Bills, 3.04% due January 24, 2008	4.47	49,919,700	50,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	7.33	81,807,792	82,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	9.56	106,689,700	107,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	0.89	9,965,300	10,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	3.66	40,831,859	41,000,000
U.S. Treasury Bills, 3.18% due February 28, 2008	4.46	49,763,700	50,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	8.20	91,503,936	92,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	12.74	142,132,705	143,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	10.59	118,187,825	119,000,000
U.S. Treasury Bills, 3.28% due March 27, 2008	9.43	105,204,152	106,000,000

Total United States Treasury Obligations (cost $1,034,673,552)	92.73%	$1,034,833,498

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Corn (11,281 contracts, settlement date December 12, 2008)	1.94%	$21,612,538
Soybean (5,049 contracts, settlement date November 14, 2008)	3.34	37,223,125
Sugar (21,096 contracts, settlement date June 30, 2008)	2.03	22,615,274
Wheat (681 contracts, settlement date July 14, 2008)	0.01	93,313
Wheat (4,999 contracts, settlement date July 14, 2008)	4.92	54,933,625
Wheat (1,499 contracts, settlement date December 12, 2008)	0.26	2,911,675

Net Unrealized Appreciation on Futures Contracts	12.50%	$139,389,550

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2008 and Period Ended March 31, 2007(i)

	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Income
Interest Income	$15,080,107	$1,489,911

Expenses
Management fee	4,142,724	221,586
Brokerage commissions and fees	523,781	47,272

Total expenses	4,666,505	268,858

Net investment income	10,413,602	1,221,053

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,114,952	-
Futures	(11,269,948)	64,165

Net realized gain (loss)	(10,154,996)	64,165

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,275,240	36,295
Futures	74,329,295	(6,719,563)

Net change in unrealized gain (loss)	75,604,535	(6,683,268)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	65,449,539	(6,619,103)

Net Income (Loss)	$75,863,141	$(5,398,050)

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended March 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholders Earnings	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$313	$1,313	34,000,000	$953,481,076	$162,180,172	$1,115,661,248	$1,115,662,561
Sale of Limited Shares	-	-	-	-	47,400,000	1,814,148,064	-	1,814,148,064	1,814,148,064
Redemption of Limited Shares	-	-	-	-	(16,000,000)	(619,588,638)	-	(619,588,638)	(619,588,638)
Net income gain (loss) :								-	-
Net investment income	-	-	7	7	-	-	10,413,595	10,413,595	10,413,602
Net realized loss on United States Treasury Obligations and Futures	-	-	(6)	(6)	-	-	(10,154,990)	(10,154,990)	(10,154,996)
Net change in unrealized gain on United States Treasury Obligations and Futures	-	-	145	145	-	-	75,604,390	75,604,390	75,604,535

Net income	-	-	146	146	-	-	75,862,995	75,862,995	75,863,141

Balance at March 31, 2008	40	$1,000	$459	$1,459	65,400,000	$2,148,040,502	$238,043,167	$2,386,083,669	$2,386,085,128

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended March 31, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholders Earnings	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares	-	-	-	-	7,200,000	187,601,420	-	187,601,420	187,601,420
Net income gain (loss) :
Net investment income	-	-	11	11	-	-	1,221,042	1,221,042	1,221,053
Net realized gain on United States Treasury Obligations and Futures	-	-	-	-	-	-	64,165	64,165	64,165
Net unrealized gain (loss) on United States Treasury Obligations and Futures	-	-	1	1	-	-	(6,683,269)	(6,683,269)	(6,683,268)

Net income (loss) :	-	-	12	12	-	-	(5,398,062)	(5,398,062)	(5,398,050)
Balance at March 31, 2007	40	$1,000	$12	$1,012	7,200,000	$187,601,420	$(5,398,062)	$182,203,358	$182,204,370

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended March 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and Period Ended March 31, 2007(i)

	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Cash flow provided by operating activities:
Net Income (Loss)	$75,863,141	$(5,398,050)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cost of securities purchased	(3,056,010,861)	(175,820,214)
Proceeds from securities sold	1,676,305,215	-
Net accretion of discount and amortization of premium on United States
Treasury Obligations	(14,613,299)	(1,436,985)
Net realized gain on United States Treasury Obligations	(1,114,952)	-
Net change in unrealized gain (loss) on United States Treasury Obligations and futures	(75,604,535)	6,683,268
Increase/(decrease) in operating assets and liabilities:
Receivable for shares issued	6,562,700	-
Payable to broker	197,265,591	-
Payable for securities purchased	(5,956,083)	-
Management fee payable	2,541,802	120,046
Broker fee payable	201,396	17,674
Non Controlling interest in consolidated subsidiary—related party	459	1,000

Net cash used in operating activities	(1,194,559,426)	(175,833,261)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	1,814,148,064	187,601,420
Redemption of Limited Shares	(619,588,638)	-

Net cash provided by financing activities	1,194,559,426	187,601,420

Net change in cash held by broker	-	11,768,159
Cash held by broker at beginning of period	-	1,000

Cash held by broker at end of period	$-	$11,769,159

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended March 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

(1)	Organization

PowerShares DB Agriculture Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Agriculture Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement” and collectively the “Trust Agreements”).

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

This report covers the three months ended March 31, 2008 (herein referred to as the “Three Months Ended March 31, 2008”) and the period from January 3, 2007 to March 31, 2007 (herein referred to as the “Period Ended March 31, 2007”).

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, the Fund and Master Fund incurred Management Fees of $4,142,724, and $221,586, respectively. As of March 31, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $3,151,890 and $610,088, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, the Fund and the Master Fund incurred brokerage fees of $523,781 and $47,272, respectively. As of March 31, 2008 and December 31, 2007 brokerage fees payable to the Commodity Broker were $234,387 and $32,991, respectively.

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

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”), the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc (formerly known as A I M Distributors, Inc.), or Invesco Aim Distributors, an affiliate of Invesco PowerShares Capital Management LLC, or Invesco PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (“Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning January 3, 2007 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

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

(c)	Financial Instruments and Fair Value

United States Treasury Obligations and commodity futures contracts are recorded in the consolidated statements of financial condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement 157), effective January 1, 2008. Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement 157 are described below:

Basis of Fair Value Measurement

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. United States Treasury Obligations and commodity futures contracts are classified within Level 1 of the fair value hierarchy. The Fund does not adjust the quoted prices for United States Treasury Obligations and Commodity futures contracts. The Fund adopted Statement 157 on January 1, 2008 and has determined that the application of this statement did not have a material impact on its results of operations and financial position.

(d)	Deposits with Broker

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

(e)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of March 31, 2008 and December 31, 2007 is $214,198,173 and $59,367,840 respectively, which is restricted and held against initial margin of the open futures contracts Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less when purchased. As of March 31, 2008 and December 31, 2007, the Fund had no cash held by the Commodity Broker. There were no cash equivalents held by the Fund as of March 31, 2008 and December 31, 2007.

(g)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of March 31, 2008 and December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $213,718,845 and $139,389,550, respectively. Against the unrealized appreciation position at March 31, 2008 and December 31 2007 was a payable to broker balance of $255,788,616 and $58,523,025, respectively. The deficit across these accounts at March 31, 2008 arose as certain futures contracts declined in value. Due to the fall in value of certain futures contracts the Fund received and met a margin call by selling a Notional of $100,000,000 of United States Treasury Obligations on April 1, 2008, for settlement April 1, 2008. No net interest expense was incurred by the Fund during the three months ended March 31, 2008 and December 31, 2007.

(h)	Income Taxes

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

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2007
State of New York	2007
New York City	2007
State of Florida	2007
State of Georgia	2007
State of Maine	2007
State of Missouri	2007
State of New Jersey	2007
State of Oregon	2007
State of Pennsylvania	2007
State of Utah	2007
State of West Virginia	2007

(i)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2008 and December 31, 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $213,718,845 and $139,389,550 respectively.

(j)	Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(k)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-

by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for the Three Months Ended March 31, 2008 and Period Ended March 31, 2007.

(l)	Routine Operational, Administrative and Other Ordinary Expenses

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

(m)	Organizational and Offering Costs

All organizing and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Limited Shares also will be paid by the Managing Owner.

(n)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2008 and for the Period Ended March 31, 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of March 31, 2008:

United States Treasury Obligations (Level 1)	$2,431,542,635

Commodity Futures Contracts (Level 1)	$213,718,845

There were no Level 2 or Level 3 holdings as of March 31, 2008.

(6)	Financial Instrument Risk

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in commodity prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by adverse market conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Master Fund could experience substantial losses.

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

(7)	Share Purchases and Redemptions

(a)	Purchases

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

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. (as the initial purchaser) of the Fund in exchange for $25,000,000. The Fund commenced trading on the Amex on January 5, 2007.

Summary of Limited Share Transactions for the Three Months Ended March 31, 2008

and the Period Ended March 31, 2007

	Limited Shares		Paid in Capital
	Three Months Ended March 31, 2008	Period Ended March 31, 2007	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Limited Shares Sold	47,400,000	7,200,000	$1,814,148,064	$187,601,420
Limited Shares Redeemed	(16,000,000)	-	(619,588,638)	-

Net Increase	31,400,000	7,200,000	$1,194,559,426	$187,601,420

(8)	Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement of the Master Trust, income and expenses are allocated pro rata to the General and Limited shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Limited shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of March 31, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the Three Months Ended March 31, 2008 and Period Ended March 31, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Net Asset Value
Initial offering price per Limited Share	$-	$25.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	3.49	0.06
Net investment income	0.18	0.25

Net increase in net assets from operations	3.67	0.31
Net asset value per Limited Share, beginning of period	$32.81	-

Net asset value per Limited Share, end of period	$36.48	$25.31

Market value per Limited Share, beginning of period	$32.99	$-

Market value per Limited Share, end of period	$36.45	$25.19

Ratio to average Limited Shares*
Net investment income	1.87%	4.11%
Total expenses	0.84%	0.91%

Total Return, at net asset value **	11.19%	1.24%

Total Return, at market value **	10.49%	0.76%

*	Percentages are annualized.
**	Percentages are not annualized and, for the Period Ended March 31, 2007, are calculated based on the initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement 160). Statement 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented.

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement 161). Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of Statement 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

At this time, management is evaluating the implications of these Statements and their impact on the financial statements has not yet been determined.

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

Under the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (the “Trust Agreements”), Wilmington Trust Company, the Trustee of the Trust and the Master Trust, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This report covers the three months ended March 31, 2008 (herein referred to as “Three Months Ended March 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to March 31, 2007 (herein referred to as “Period Ended March 31, 2007”). The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007.

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

The section “Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007

Index	Total returns for index in the DBLCI-OY Agriculture TR™
	Three Months Ended March 31, 2008	Period Ended March 31, 2007
DB Corn Indices	23.34%	3.61%
DB Wheat Indices	21.45%	-7.66%
DB Soybean Indices	-2.26%	10.14
DB Sugar Indices	8.01%	-11.34
TOTAL RETURN	12.52%	-1.05%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Agriculture TR™. The only difference between the Index and the DBLCI-OY Agriculture TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Agriculture TR™ does include such a component. The difference between the Index and the DBLCI-OY Agriculture TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Limited

Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Limited Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Agriculture TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

Please refer to the section “Results of Operations” for the Fund’s performance.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Unit are equal.

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

The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

The Fund adopted FASB Statement No. 157, “Fair Value Measurements”, effective January 1, 2008.

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information.

When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

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

Credit Risk

When the Master Fund enters into futures contracts, the Master Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Master Fund.

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

Operating Activities

Net cash flow used in operating activities was $1,194.5 million and $175.8 million during the Three Months Ended March 31, 2008 and Period Ended March 31, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Three Months Ended March 31, 2008, $3,056.0 million was paid to purchase United States Treasury Obligations and $1,676.3 million was received from sales of maturing contracts. During the Period Ended March 31, 2007, $175.8 million was paid to purchase United States Treasury Obligations and there were no sales of maturing contracts. Unrealized appreciation on futures increased by $75.6 million and decreased by $6.7 million during the Three Months Ended March 31, 2008 and Period Ended March 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $1,194.6 million and $187.6 million during the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, respectively. This included $1,814.1 million and $187.6 million from the sale of Limited Shares to Authorized Participants during the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, respectively.

Results of Operations

FOR THE PERIOD JANUARY 1, 2008 TO MARCH 31, 2008 (REFERRED TO HEREIN AS “THREE MONTHS

ENDED MARCH 31, 2008”) AND FOR THE PERIOD FROM JANUARY 3, 2007 (COMMENCEMENT OF

INVESTMENT OPERATIONS) TO MARCH 31, 2007 (REFERRED TO HEREIN AS “PERIOD ENDED MARCH

31, 2007”)

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

COMPARISON OF DBA, DBANAV AND DBAGIX FOR THE THREE MONTHS ENDED

MARCH 31, 2008 AND FOR THE PERIOD ENDED MARCH 31, 2007

DBA - For The Three Months Ended March 31, 2008
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Percentage Change
12/31/2007
3/31/2008
Date
DBA
DBA NAV
DBAGIX Index

DBA - For The Period Ended March 31, 2007
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
1/3/2007
3/31/2007
Date
DBA
DBA NAV
DBAGIX Index

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: -”RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE PERIOD ENDED MARCH 31, 2007

Fund Limited Share Price Performance

For the Three Months Ended March 31, 2008, the Amex market value of Limited Shares increased 10.49% from $32.99 per share to $36.45 per share. Limited Shares traded from a low of $33.43 (1.33%) per share on January 2, 2008 to a high of $42.98 per share (+30.28%) on February 26, 2008.

For the Period Ended March 31, 2007, the Amex market value of Limited Shares increased 0.76% from $25.00 per share to $25.19 per share. Limited Shares traded from a low of $24.66 per share (-1.36%) on January 9, 2007 to a high of $27.50 per share (+10.00%) on February 22, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended March 31, 2008, the net asset value of each Limited Share increased 11.19% from $32.81 per share to $36.48 per share.

Net income for the Three Months Ended March 31, 2008 was $75.9 million, resulting from $15.1 million of interest income, realized and unrealized gains of $65.5 million and operating expenses of $4.7 million.

For the Period Ended March 31, 2007, the net asset value of each Limited Share increased 1.24% from $25.00 per share to $25.31 per share.

Net loss for the Period Ended March 31, 2007 was $5.4 million, resulting from $1.5 million of interest income, realized and unrealized loss of $6.6 million and operating expenses of $0.3 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	27,552,224	1.15%	4
Wheat	July – December 2009	36,506,690	1.53%	9
Soybeans	November 2009	23,410,044	0.98%	11
Sugar	September 2009	26,405,910	1.11%	9
Aggregate/Total		79,018,862	3.31%	1

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2008	13,003,919	1.17%	6
Wheat	July – December 2008	13,306,338	0.80%	5
Soybeans	November 2008	8,828,453	0.89%	8
Sugar	September 2008	9,861,242	1.20%	11
Aggregate/Total		36,642,774	2.76%	5

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2008 by Index Commodities:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Kevin Rich, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Kevin Rich, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, filed March 26, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-15) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-09) and on January 15, 2008 (File No. 333-148613-13) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. A Registration Statement on Form S-1 was filed on April 29, 2008 (Registration No. 333-150501-09) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-09) also acts as Post-Effective Amendment No. 1 to File No. 333-148613-13, Post-Effective Amendment No. 2 to File No. 333-142163-09 and acts as Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-15, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended March 31, 2008, 47.4 million Limited Shares were created for $1,814.1 million and 16 million Limited Shares were redeemed for $619.6 million. On March 31, 2008, 65.4 million Limited Shares of the Fund were outstanding for a market capitalization of $2,383.8 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2008 and Period Ended March 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2008	16,000,000	$38.72
Period Ended March 31, 2007	-	-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Director and Chief Executive Officer

Dated: May 9, 2008	By:	/s/ Michael Gilligan
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1