Form 10-Q
period 2008-03-31
DB Multi-Sector Commodity Master Trust; POWERSHARES DB SILVER FUND; PowerShares DB Multi-Sector Commodity Trust; DB SILVER MASTER FUND
filed 2008-05-14
CIK 1367305, 1383054, 1367306, 1383086

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

Indicate the number of outstanding Limited Shares as of March 31, 2008: 2,000,000 Limited Shares.

POWERSHARES DB SILVER FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2008 (unaudited) and December 31, 2007

	March 31, 2008 (unaudited)	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $60,372,856 and $23,449,452)	$60,413,174	$23,457,741
Cash held by broker	3,274,253	3,788,960
Net unrealized appreciation on futures contracts	45,855	596,455

Deposits with broker	63,733,282	27,843,156

Other assets	5,034	4,921

Total assets	$63,738,316	$27,848,077

Liabilities and shareholders’ equity

Management fee payable	$45,072	$11,678
Other liabilities	1,274	1,000

Total liabilities	46,346	12,678

Commitment and contingencies (Note 9)

Shareholders’ equity

General shares:
Paid-in-capital - 40 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	274	113

Total General shares	1,274	1,113

Limited shares:
Paid-in-capital – 2,000,000 and 1,000,000 redeemable and outstanding as of March 31, 2008 and December 31, 2007, respectively	59,082,146	25,160,026
Accumulated earnings	4,608,550	2,674,260

Total Limited shares	63,690,696	27,834,286

Total shareholders’ equity	63,691,970	27,835,399

Total liabilities and shareholders’ equity	$63,738,316	$27,848,077

Net asset value per share
General shares	$31.85	$27.83
Limited shares	$31.85	$27.83

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 1.98 % due April 3, 2008	15.70%	$9,999,610	$10,000,000

U.S. Treasury Bills, 1.8% due April 10, 2008	2.35	1,499,697	1,500,000

U.S. Treasury Bills, 0.52% due April 17, 2008	3.14	1,998,934	2,000,000

U.S. Treasury Bills, 2.34% due May 1, 2008	3.14	1,997,934	2,000,000

U.S. Treasury Bills, 2.23% due May 8, 2008	15.68	9,987,150	10,000,000

U.S. Treasury Bills, 2.20% due May 22, 2008	28.21	17,968,374	18,000,000

U.S. Treasury Bills, 2.16% due May 29, 2008	10.97	6,984,495	7,000,000

U.S. Treasury Bills, 1.79% due June 5, 2008	15.66	9,976,980	10,000,000

Total United States Treasury Obligations (cost $60,372,856)	94.85%	$60,413,174

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Silver (724 contracts, settlement date January 28, 2009)	0.07	45,855

Net Unrealized Appreciation on Futures Contracts	0.07%	$45,855

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	35.92%	$9,999,360	$10,000,000

U.S. Treasury Bills, 2.89% due January 10, 2008	5.39	1,499,186	1,500,000

U.S. Treasury Bills, 3.55% due February 7, 2008	25.07	6,979,700	7,000,000

U.S. Treasury Bills, 3.39% due February 21, 2008	17.89	4,979,495	5,000,000

Total United States Treasury Obligations (cost $23,449,452)	84.27% %	$23,457,741

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Silver (362 contracts, settlement date January 30, 2009)	2.14%	596,455

Net Unrealized Appreciation on Futures Contracts	2.14%	$596,455

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2008 and Period ended March 31, 2007 (i)

	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Income

Interest Income	$289,728	$300,125

Expenses

Management fee	58,301	30,862

Brokerage commissions and fees	4,664	2,469

Total expenses	62,965	33,331

Net investment income	226,763	266,794

Net Realized and Net Change in Unrealized Gain on United States Treasury Obligations and Futures

Net Realized Gain on

United States Treasury Obligations	4,613	-

Futures	2,221,646	530,350

Net realized gain	2,226,259	530,350

Net Change in Unrealized Gain (Loss) on

United States Treasury Obligations	32,029	3,097

Futures	(550,600)	564,500

Net change in unrealized gain (loss)	(518,571)	567,597

Net realized and net change in unrealized gain on United States
Treasury Obligations and Futures	1,707,688	1,097,947

Net Income	$1,934,451	$1,364,741

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended March 31, 2007 reflects operations results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period ended March 31, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$113	$1,113	1,000,000	$25,160,026	$2,674,260	$27,834,286	$27,835,399
Sale of Limited Shares	-	-	-	-	1,000,000	33,922,120		33,922,120	33,922,120
Net income:
Net investment income	-	-	6	6	-	-	226,757	226,757	226,763
Net realized gain on
United States Treasury Obligations and Futures	-	-	50	50	-	-	2,226,209	2,226,209	2,226,259
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	-	-	105	105	-	-	(518,676)	(518,676)	(518,571)

Net income:	-	-	161	161	-	-	1,934,290	1,934,290	1,934,451

Balance at March 31, 2008	40	$1,000	$274	$1,274	2,000,000	$59,082,146	$4,608,550	$63,690,696	$63,691,970

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period ended March 31, 2007 (i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares	-	-	-	-	1,000,000	25,000,000	-	25,000,000	25,000,000
Net income:
Net investment income	-	-	12	12	-	-	266,782	266,782	266,794
Net realized gain on
United States Treasury Obligations and Futures	-	-	21	21	-	-	530,329	530,329	530,350
Net change in unrealized gain on United States Treasury Obligations and Futures	-	-	22	22	-	-	567,575	567,575	567,597

Net income:	-	-	55	55	-	-	1,364,686	1,364,686	1,364,741

Balance at March 31, 2007	40	$1,000	$55	$1,055	1,000,000	$25,000,000	$1,364,686	$26,364,686	$26,365,741

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended March 31, 2007 reflects operations results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and Period Ended March 31, 2007 (i)

	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Cash flow provided by operating activities:
Net Income	$1,934,451	$1,364,741
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(64,159,065)	(22,713,957)
Proceeds from securities sold	27,498,614	-
Net accretion of discount and amortization of premium on United States Treasury Obligations	(258,340)	(273,470)
Net realized gain on United States Treasury Obligations	(4,613)	-
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	518,571	(567,597)
Increase/(decrease) in operating receivables and liabilities:

Other assets	(113)	(2,548)
Management fee payable	33,394	11,007
Non controlling interest in consolidated subsidiary-related party	274	1,000

Net cash used for operating activities	(34,436,827)	(22,180,824)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	33,922,120	25,000,000

Net cash provided by financing activities	33,922,120	25,000,000

Net change in cash held by broker	(514,707)	2,819,176

Cash held by broker at beginning of period	3,788,960	1,000

Cash held by broker at end of period	$3,274,253	$2,820,176

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended March 31, 2007 reflects operations results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

(1)	Organization

PowerShares DB Silver Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and its subsidiary, DB Silver Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement” and collectively the “Trust Agreements”).

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, the Fund and Master Fund incurred Management Fees of $58,301 and $30,862 respectively. As of March 31, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $45,072 and $11,678 respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended March 31, 2008, and March 31, 2007 the Fund and Master Fund incurred brokerage fees of $4,664 and $2,469 respectively. As of March 31, 2008 and the Period Ended December 31, 2007 there were no brokerage fees payable.

The Administrator

The Bank of New York (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (formerly known as A I M Distributors, Inc.), or Invesco Aim Distributors, an affiliate of Invesco PowerShares Capital Management LLC, or Invesco PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. United States Treasury Obligations and commodity futures contracts are classified within Level 1 of the fair value hierarchy. The Fund does not adjust the quoted prices for United States Treasury Obligations and commodity futures contracts. The Fund adopted Statement 157 on January 1, 2008 and has determined that the application of this statement did not have a material impact on it’s results of operations and financial position.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of March 31, 2008 and December 31, 2007 is $5,620,050 and $2,199,150, respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f) Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2008 and December 31, 2007, the Fund held cash of $3,274,253 and $3,788,960, respectively. There were no cash equivalents held by the Fund as of March 31, 2008 and December 31, 2007.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2008 and December 31, 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $45,855 and $596,455, respectively.

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

(l) Organizational and Offering Costs

All organizing and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Limited Shares also will be paid by the Managing Owner.

(m) Non-Recurring and Unusual Fees and Expenses

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

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement 157. See note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of March 31, 2008:

United States Treasury Obligations (Level 1)	$60,413,174

Commodity Futures Contracts (Level 1)	$45,855

There were no Level 2 or Level 3 holdings as of March 31, 2008.

(6)	Financial Instrument Risk

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

	Limited Shares		Paid in Capital
	Three Months Ended March 31, 2008	Period Ended March 31, 2007	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Limited Shares Sold	1,000,000	1,000,000	$33,922,120	$25,000,000

Limited Shares Redeemed	-	-	-	-

Net Increase	1,000,000	1,000,000	$33,922,120	$25,000,000

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

	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Net Asset Value

Initial offering price per Limited Share	$-	$25.00
Net realized and change in unrealized gain on United States Treasury Obligations and Futures	3.86	1.09

Net investment income	0.16	0.27

Net increase in net assets from operations	4.02	1.36

Net asset value per Limited Share, beginning of period	27.83	-

Net asset value per Limited Share, end of period	$31.85	$26.36

Market value per Limited Share, beginning of period	$27.79	$-

Market value per Limited Share, end of period	$31.71	$26.41

Ratio to average Limited Shares*
Net investment income	1.91%	4.28%
Total expenses	0.53%	0.53%

Total Return, at net asset value**	14.44%	5.44%

Total Return, at market value**	14.11%	5.64%

*	Percentages are annualized.
**	Percentages are not annualized and for the Period Ended March 31, 2007 are calculated based upon initial offering price upon commencement of investment operations.

(11)	Recently Issued Accounting Standards

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts, or the Index Contracts, on the single commodity comprising the Index, or the Index Commodity. The single Index Commodity is silver. The Index is composed of notional amounts of the Index Commodity. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

The section “Summary of DBLCI-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY SI TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY SI TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007

Index	Total returns for index in the DBLCI-OY SI TR™
	Three Months Ended March 31, 2008	Period Ended March 31, 2007
DB Silver Indices	14.42%	6.48%
TOTAL RETURN	14.42%	6.48%

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

The Fund adopted FASB Statement 157, “Fair Value Measurements”, effective January 1, 2008.

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

Operating Activities

Net cash flow used in operating activities was $34.4 million and $22.2 million during the Three Months Ended March 31, 2008 and Period Ended March 31, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Three Months Ended March 31, 2008, $64.2 million was paid to purchase United States Treasury Obligations and $27.5 million was received from sales of maturing contracts. During the Period Ended March 31, 2007, $22.7 million was paid to purchase United States Treasury Obligations and there were no sales of maturing contracts. Unrealized appreciation on futures decreased by $0.5 million and increased by $0.6 million during the Three Months Ended March 31, 2008 and Period Ended March 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided from financing activities was $33.9 million and $25.0 million during the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, respectively. This included $33.9 million and $25.0 million from the sale of Limited Shares to Authorized Participants during the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, respectively.

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

COMPARISON OF DBS, DBSNAV AND DBSLIX FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND FOR THE PERIOD ENDED MARCH 31, 2007

DBS - For The Three Months Ended March 31, 2008

45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Percentage Change
12/31/2007
3/31/2008
Date
DBS
DBS NAV
DBSLIX Index

DBS - For The Period Ended March 31, 2007

20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
1/3/2007
3/31/2007
Date
DBS
DBS NAV
DBSLIX Index

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends Below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Silver Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN JUNE 2006, CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: -“RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE PERIOD ENDED MARCH 31, 2007

Fund Limited Share Price Performance

For the Three Months Ended March 31, 2008, the Amex market value of Limited Shares increased 14.11% from $27.79 per share to $31.71 per share. Limited Shares traded from a low of $28.49 (+2.52%) per share on January 7, 2008 to a high of $38.53 per share (+38.65%) on March 5, 2008.

For the Period Ended March 31, 2007, the Amex market value of Limited Shares increased 5.64% from $25.00 per share to $26.41 per share. Limited Shares traded from a low of $24.17 per share (-3.32%) on January 5, 2007 to a high of $28.96 per share (+15.84%) on February 26, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended March 31, 2008, the net asset value of each Limited Share increased 14.44% from $27.83 per share to $31.85 per share.

Net income for the Three Months Ended March 31, 2008 was $1.9 million, resulting from $0.3 million of interest income, realized and unrealized gains of $1.7 million and operating expenses of $0.1 million.

For the Period Ended March 31, 2007, the net asset value of each Limited Share increased 5.44% from $25.00 per share to $26.36 per share.

Net income for the Period Ended March 31, 2007 was $1.4 million, resulting from $0.3 million of interest income, realized and unrealized gains of $1.1 million.

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

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)*	Number of times VaR Exceeded
Silver	January 2009	2,670,869	4.19%	7
Aggregate/Total		2,607,869	4.19%	7

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)*	Number of times VaR Exceeded
Silver	January 2009	1,113,425	4.00%	7
Aggregate/Total		1,113,425	4.00%	7
*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following was the primary trading risk exposure of the Fund as of the Three Months Ended March 31, 2008 by Index Commodity:

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

(a)    None.

(b)    The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-10) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-11) and on January 15, 2008 (File No. 333-148613-13) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. A Registration Statement on Form S-1 was filed on April 29, 2008 (Registration No. 333-150501-11) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-11) also acts as Post-Effective Amendment No. 1 to File No. 333-148613-01, Post-Effective Amendment No. 2 to File No. 333-142163-11 and acts as Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-10, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended March 31, 2008, 1.0 million Limited Shares were created for $33.9 million. On March 31, 2008, 2.0 million Limited Shares of the Fund were outstanding for a market capitalization of $63.4 million.

(c)    The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2008 and Period Ended March 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2008	-	-
Period Ended March 31, 2007	-	-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Silver Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Director and Chief Executive Officer

Dated: May 14, 2008	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1