Form 10-Q
period 2008-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Gold Fund; DB Gold Master Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2008-05-14
CIK 1367305, 1383055, 1383056, 1367306

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

Indicate the number of outstanding Limited Shares as of March 31, 2008: 2,400,000 Limited Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2008

i

PART I.            FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2008 (unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $78,356,427 and $39,361,380, respectively)	$78,388,560	$39,367,337
Net unrealized appreciation on futures contracts	8,944,730	6,271,740

Deposits with broker	87,333,290	45,639,077

Other assets	-	3,556

Total assets	$87,333,290	$45,642,633

Liabilities and shareholders’ equity
Payable to broker	$4,989,818	$1,448,582
Management fee payable	61,402	16,780
Brokerage fee payable	1,161	-
Non controlling interest in consolidated subsidiary - related party	1,371	1,000

Total liabilities	5,053,752	1,466,362

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	371	262

Total General shares	1,371	1,262

Limited shares:
Paid in capital - 2,400,000 and 1,400,000 redeemable shares issued and outstanding as of March 31, 2008, and December 31, 2007, respectively	72,250,562	37,170,860
Accumulated earnings	10,027,605	7,004,149

Total Limited shares	82,278,167	44,175,009

Total shareholders’ equity	82,279,538	44,176,271

Total liabilities and shareholders’ equity	$87,333,290	$45,642,633

Net asset value per share
General shares	$34.28	$31.55
Limited shares	$34.28	$31.55

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 1.98% due April 3, 2008	8.51%	$6,999,727	$7,000,000
U.S. Treasury Bills, 1.80% due April 10, 2008	9.11	7,498,485	7,500,000
U.S. Treasury Bills, 1.50% due April 24, 2008	12.14	9,992,590	10,000,000
U.S. Treasury Bills, 2.34% due May 1, 2008	12.14	9,989,670	10,000,000
U.S. Treasury Bills, 2.23% due May 8, 2008	14.57	11,984,580	12,000,000
U.S. Treasury Bills, 1.79% due June 5, 2008	19.40	15,963,168	16,000,000
U.S. Treasury Bills, 1.42% due June 12, 2008	13.34	10,973,490	11,000,000
U.S. Treasury Bills, 1.10% due June 19, 2008	6.06	4,986,850	5,000,000

Total United States Treasury Obligations (cost $78,356,427)	95.27%	$78,388,560

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (877 contracts, settlement date August 27, 2008)	10.87%	8,944,730

Net Unrealized Appreciation on Futures Contracts	10.87%	8,944,730

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	15.84%	$6,999,552	$7,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	3.39	1,499,186	1,500,000
U.S. Treasury Bills, 3.04% due January 24, 2008	22.60	9,983,940	10,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	11.29	4,985,500	5,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	24.75	10,933,284	11,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	11.24	4,965,875	5,000,000

Total United States Treasury Obligations (cost $39,361,380)	89.11%	$39,367,337

A portion of the above United States Treasury Obligations are held as initial margin against open future contracts, as noted in Note 4(e)

Description	Percentage of Net Assets	Face Value
Unrealized Appreciation on Futures Contracts
Gold (511 contracts, settlement date August 27, 2008)	14.20%	$6,271,740

Net Unrealized Appreciation on Futures Contracts	14.20%	$6,271,740

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expense

For the Three Months Ended March 31, 2008 and Period Ended March 31, 2007(i)

	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Income
Interest Income	$414,107	$294,920

Expenses
Management fee	82,719	30,345
Brokerage commissions and fees	6,618	2,428

Total expenses	89,337	32,773

Net investment income	324,770	262,147

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
Futures	(371)	249,600

Net realized gain (loss)	(371)	249,600

Net Change in Unrealized Gain on
United States Treasury Obligations	26,176	3,098
Futures	2,672,990	703,600

Net change in unrealized gain	2,699,166	706,698

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	2,698,795	956,298

Net Income	$3,023,565	$1,218,445

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended March 31, 2007 reflects operations results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Gold Fund and Subsidiary

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008

	General Shares				Limited Shares				Total

	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$262	$1,262	1,400,000	$37,170,860	$7,004,149	$44,175,009	$44,176,271
Sale of Limited Shares	-	-	-	-	1,000,000	35,079,702		35,079,702	35,079,702
Net income:								-	-
Net investment income	-	-	7	7	-	-	324,763	324,763	324,770
Net realized loss on United States Treasury Obligations and Futures	-	-	*	*	-	-	(371)	(371)	(371)
Net change in unrealized gain on United States Treasury Obligations and Futures	-	-	102	102	-	-	2,699,064	2,699,064	2,699,166

Net income:	-	-	109	109	-	-	3,023,456	3,023,456	3,023,565

Balance at March 31, 2008	40	$1,000	$371	$1,371	$2,400,000	$72,250,562	$10,027,605	$82,278,167	$82,279,538

See accompanying notes to unaudited consolidated financial statements.

* Amount below $0.50.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period ended March 31, 2007 (i)

	General Shares				Limited Shares				Total

	General Shares				Limited Shares
	Shares	Paid in Capital	Accumulated Earnings	Total General Shareholder’s Equity	Shares	Paid in Capital	Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
Balance at January 3, 2007	40	$1,000	-	$1,000	-	-	-	-	$1,000
Sale of Limited Shares	-	-	-	-	1,000,000	$25,000,000	-	25,000,000	25,000,000
Net income:
Net investment income	-	-	11	11			262,136	262,136	262,147
Net realized gain on United States Treasury Obligations and Futures	-	-	10	10			249,590	249,590	249,600
Net unrealized gain on United States Treasury Obligations and Futures	-	-	28	28	-	-	706,670	706,670	706,698

Net income:	-	-	49	49			1,218,396	1,218,396	1,218,445

Balance at March 31, 2007	40	$1,000	$49	$1,049	$1,000,000	$25,000,000	$1,218,396	$26,218,396	$26,219,445

See accompanying notes to unaudited consolidated financial statements.

(i)	The Period Ended March 31, 2007 reflects operations results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and March 31, 2007 (i)

	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Cash flow provided by operating activities:
Net Income	$3,023,565	$1,218,445
Adjustments to reconcile net income to net cash used in operating activities:
Cost of securities purchased	(78,116,439)	(22,713,956)
Proceeds from securities sold	39,500,000	-
Net accretion of discount and amortization of premium on United States Treasury Obligations	(378,608)	(273,470)
Net change in unrealized gain on United States Treasury Obligations and futures	(2,699,166)	(706,698)
Increase/ (decrease) in operating receivables and liabilities:
Other assets	3,556	(2,752)
Payable to broker	3,541,236	-
Management fee payable	44,622	11,005
Brokerage fee payable	1,161	-
Non controlling interest in consolidated subsidiary – related party	371	1,000

Net cash used in operating activities	(35,079,702)	(22,466,426)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	35,079,702	25,000,000

Net cash provided by financing activities	35,079,702	25,000,000

Net change in cash held by broker	-	2,533,574
Cash held by broker at the beginning of period	-	1,000

Cash held by broker at end of period	$-	$2,534,574

See accompanying notes to unaudited consolidated financial statements.

(i)	The Period Ended March 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

(1)	Organization

PowerShares DB Gold Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and its subsidiary, DB Gold Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement” and collectively the “Trust Agreements”).

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

This report covers the three months ended March 31, 2008 (herein referred to as the “Three Months Ended March 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to March 31, 2007 (herein referred to as the “Period Ended March 31, 2007”).

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2008, and the Period Ended March 31, 2007 the Fund and Master Fund incurred Management Fees of $82,719 and $30,345 respectively. As of March 31, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $61,402 and $16,780 respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended March 31, 2008, and the Period Ended March 31, 2007, the Fund and the Master Fund incurred brokerage fees of $6,618 and $2,428 respectively. As of March 31, 2008 brokerage fees payable to the Commodity Broker were $1,161.

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

(e)   United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of March 31, 2008 and December 31, 2007 is $4,735,800 and $2,069,550, respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accruals basis when earned. Premiums and discounts are amortized or accredited over the life of the United States Treasury Obligations.

(f)   Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash or cash equivalents held by the Fund as of March 31, 2008 and December 31, 2007.

(g)   Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of March 31, 2008, the futures contracts held by the Fund were in an unrealized appreciation position of $8,944,730, of which the Fund utilized $4,989,818 to purchase United States Treasury Obligations. As of December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $6,271,740, of which the Fund utilized $1,448,582 to purchase United States Treasury Obligations. No interest expense was incurred by the Fund as of March 31, 2008 and December 31, 2007 as unrealized appreciation on open positions of future contracts exceeded the payable to broker by $3,954,912 and $4,823,158, respectively.

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

(i)         Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2008 and December 31, 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $8,944,730 and $6,271,740, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007.

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

Assets and Liabilities Measured at Fair Value as of March 31, 2008:

United States Treasury Obligations at Fair Value (Level 1)	$78,388,560

Net Unrealized appreciation on futures contracts (Level 1)	$8,944,730

There were no Level 2 or Level 3 holdings as of March 31, 2008.

(6)	Financial Instrument Risk

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

	Limited Shares		Paid in Capital
	Three Months Ended March 31, 2008	Period Ended March 31, 2007	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Limited Shares Sold	1,000,000	1,000,000	$35,079,702	$25,000,000
Limited Shares Redeemed	-	-	-	-

Net Increase	1,000,000	1,000,000	$35,079,702	$25,000,000

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

	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Net Asset Value
Initial offering price per Limited Share	$-	$25.00

Net realized and change in unrealized gain on United States Treasury
Obligations and Futures	2.56	0.96

Net investment income	0.17	0.26

Net increase in net assets from operations	2.73	1.22

Net asset value per Limited Share, beginning of period	$31.55	-

Net asset value per Limited Share, end of period	$34.28	$26.22

Market value per Limited Share, beginning of period	$31.58	$-

Market value per Limited Share, end of period	$34.35	$26.24

Ratio to average Limited Shares*
Net investment income	1.93%	4.27%
Total expenses	0.53%	0.53%

Total Return, at net asset value **	8.65%	4.88%

Total Return, at market value **	8.77%	4.96%

*	Percentages are annualized.
**	Percentages are not annualized and, for the Period Ended March 31, 2007, are calculated based on the initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the gold sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Total Return™, or DBLCI-OY GC TR™, consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY GC TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY GC TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2008

and the Period Ended March 31, 2007

Index	Total returns for index in the DBLCI-OY GC TR™
	Three Months Ended March 31, 2008	Period Ended March 31, 2007
DB Gold Indices	8.69%	5.47%
TOTAL RETURN	8.69%	5.47%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY GC TR™. The only difference between the Index and the DBLCI-OY GC TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY GC TR™ does include such a component. The difference between the Index and the DBLCI-OY GC TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Limited Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Limited Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY GC TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

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

The Fund adopted FASB Statement 157, “Fair Value Measurements”, effective January 1, 2008.

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statement in Item I for further information.

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

Operating Activities

Net cash flow (used in) operating activities was $35.1 million and $22.5 million during the Three Months Ended March 31, 2008 and Period Ended March 31, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Three Months Ended March 31, 2008 $78.1 million was paid to purchase United States Treasury Obligations against $39.5 million received from sales of maturing contracts. During the Period Ended March 31, 2007 $22.7 million was paid to purchase United States Treasury Obligations and there were no amounts received from the sale of maturing contracts. Unrealized appreciation on futures increased by $2.7 million and increased by $0.7 million during the Three Months Ended March 31, 2008 and Period Ended March 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $35.1 million and $25.0 million during the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, respectively. This included $35.1 million and $25.0 million from the sale of Limited Shares to Authorized Participants during the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, respectively.

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

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (DBLCI-OY GC ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-

term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DGL”), (ii) the Fund’s NAV (as reflected by the graph “DGLNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DGLDIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DGL, DGLNAV AND DGLDIX FOR THE THREE MONTHS ENDED MARCH 31, 2008

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

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN MAY 2006, CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD DECEMBER 1988 THROUGH APRIL 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE PERIOD ENDED MARCH 31, 2007

Fund Limited Share Price Performance

For the Three Months Ended March 31, 2008, the Amex market value of Limited Shares increased 8.77% from $31.58 per share to $34.35 per share. Limited Shares traded from a low of $32.38 (+2.53%) per share on January 7, 2008 to a high of $37.42 per share (+18.49%) on March 17, 2008.

For the Period Ended March 31, 2007, the Amex market value of Limited Shares increased 4.96% from $25.00 per share to $26.24 per share. Limited Shares traded from a low of $24.12 per share (-3.52%) on January 5, 2007 to a high of $27.15 per share (+8.60%) on February 26, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended March 31, 2008, the net asset value of each Limited Share increased 8.65% from $31.55 per share to $34.28 per share.

Net income for the Three Months Ended March 31, 2008 was $3.0 million, resulting from $0.4 million of interest income, realized and unrealized gains of $2.7 million and operating expenses of $0.1 million.

For the Period Ended March 31, 2007, the net asset value of each Limited Share increased 4.88% from $25.00 per share to $26.22 per share.

Net income for the Period Ended March 31, 2007 was $1.22 million, resulting from $0.29 million of interest income, realized and unrealized gains of $0.96 million and operating expenses of $0.03 million.

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

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	August 2009	2,201,501	2.68%	5
Aggregate/Total		2,201,501	2.68%	5

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	August 2008	1,074,000	2.43%	7
Aggregate/Total		1,074,000	2.43%	7
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

The following was the primary trading risk exposure of the Fund as of March 31, 2008 by Index Commodity:

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

(a)         None.

(b)         The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-11) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-12) and on January 15, 2008 (File No. 333-148613-02) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. A Registration Statement on Form S-1 was filed on April 29, 2008 (Registration No. 333-150501-12) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-12) also acts as Post-Effective Amendment No. 1 to File No. 333-148613-02, Post-Effective Amendment No. 2 to File No. 333-142163-12 and acts as Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-11, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended March 31, 2008, 1.0 million Limited Shares were created for $35.1 million. On March 31, 2008, 2.4 million Limited Shares of the Fund were outstanding for a market capitalization of $82.4 million.

(c)         The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2008 and Period Ended March 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price per Share
Three Months Ended March 31, 2008	-	-
Period Ended March 31, 2007	-	-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.         Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Gold Fund

By: DB Commodity Services LLC,
its Managing Owner

By:/s/ Kevin Rich
Name: Kevin Rich
Title: Director and Chief Executive Officer

Dated: May 14, 2008	By:/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1