Form 10-Q
period 2008-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Oil Master Fund; PowerShares DB Oil Fund
filed 2008-08-08
CIK 1367305, 1367306, 1383060, 1383058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                               to

Commission File Number:         001-33242

POWERSHARES DB OIL FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778062
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB OIL MASTER FUND

(A Series of DB Multi-Sector Commodity Master Trust)

(Exact name of Rule 140 Co-Registrant as specified in its charter)

Delaware	87-0778063
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of outstanding Limited Shares as of June 30, 2008: 1,400,000 Limited Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2008

			Page
PART I.	FINANCIAL INFORMATION		1

	ITEM 1.	FINANCIAL STATEMENTS.	1
		Consolidated Statements of Financial Condition June 30, 2008 (unaudited) and December 31, 2007	1
		Unaudited Consolidated Schedule of Investments June 30, 2008	2
		Consolidated Schedule of Investments December 31, 2007	3
		Unaudited Consolidated Statements of Income and Expenses For the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and Period Ended June 30, 2007(i)	4
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2008	5
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2007	6
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2008	7
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Period Ended June 30, 2007	8
		Unaudited Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007	9
		Notes to Unaudited Consolidated Financial Statements	10
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	20
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	30
	ITEM 4.	CONTROLS AND PROCEDURES.	32

PART II.	OTHER INFORMATION		33

	Item 1.	Legal Proceedings.	33
	Item 1A.	Risk Factors.	33
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33
	Item 3.	Defaults Upon Senior Securities.	33
	Item 4.	Submission of Matters to a Vote of Security Holders.	33
	Item 5.	Other Information.	33
	Item 6.	Exhibits.	34

SIGNATURES			35

EXHIBIT INDEX			E-1

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-2
	Exhibit 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-3
	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
	Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2008 (unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $52,901,168 and $27,914,660, respectively)	$52,903,383	$27,918,189
Cash held by broker	14,023,858	1,538,904
Net unrealized appreciation (depreciation) on futures contracts	7,099,570	5,172,000

Deposits with broker	74,026,811	34,629,093

Other assets	-	2,871

Total assets	$74,026,811	$34,631,964

Liabilities and shareholders’ equity
Management fee payable	$31,486	$11,577
Brokerage fee payable	5,166	-
Non controlling interest in consolidated subsidiary - related party	2,114	1,000

Total liabilities	38,766	12,577

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	1,114	385

Total General shares	2,114	1,385

Limited shares:
Paid in capital - 1,400,000 and 1,000,000 redeemable shares issued and outstanding as of June 30, 2008, and December 31, 2007, respectively	47,396,780	28,007,508
Accumulated earnings	26,589,151	6,610,494

Total Limited shares	73,985,931	34,618,002

Total shareholders’ equity	73,988,045	34,619,387

Total liabilities and shareholders’ equity	$74,026,811	$34,631,964

Net asset value per share
General shares	$52.85	$34.63
Limited shares	$52.85	$34.62

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 1.88% due July 3, 2008	14.19%	$10,499,675	$10,500,000
U.S. Treasury Bills, 1.99% due July 10, 2008	1.35	999,798	1,000,000
U.S. Treasury Bills, 1.84% due July 17, 2008	8.10	5,996,232	6,000,000
U.S. Treasury Bills, 1.42% due July 31, 2008	2.70	1,997,226	2,000,000
U.S. Treasury Bills, 1.61% due August 7, 2008	2.70	1,996,502	2,000,000
U.S. Treasury Bills, 1.86% due August 21, 2008	33.71	24,938,724	25,000,000
U.S. Treasury Bills, 1.82% due September 4, 2008	2.69	1,993,770	2,000,000
U.S. Treasury Bills, 1.86% due September 25, 2008	6.06	4,481,456	4,500,000

Total United States Treasury Obligations (cost $52,901,168)	71.50%	$52,903,383

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light, Sweet Crude Oil (525 contracts, settlement date June 22, 2009)	9.60%	$7,099,570

Net Unrealized Appreciation on Futures Contracts	9.60%	$7,099,570

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	30.33%	$10,499,328	$10,500,000
U.S. Treasury Bills, 2.89% due January 10, 2008	2.89	999,457	1,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	5.76	1,994,200	2,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	28.76	9,958,990	10,000,000
U.S. Treasury Bills, 3.28% due March 27, 2008	12.90	4,466,214	4,500,000

Total United States Treasury Obligations (cost $27,914,660)	80.64%	$27,918,189

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light, Sweet Crude Oil (368 contracts, settlement date April 22, 2008)	14.94	5,172,000

Net Unrealized Appreciation on Futures Contracts	14.94%	$5,172,000

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008

and Period Ended June 30, 2007(i)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
Income
Interest Income, net	$211,582	$315,094	$470,816	$639,726

Expenses
Management Fee	70,276	31,828	115,927	64,966
Brokerage Commissions and Fees	20,622	2,546	24,274	5,197

Total Expenses	90,898	34,374	140,201	70,163

Net Investment Income	120,684	280,720	330,615	569,563

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(1,282)	—	829	(916)
Futures	16,328,131	788,830	17,721,686	1,300,170

Net Realized Gain (Loss)	16,326,849	788,830	17,722,515	1,299,254

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(14,910)	6,461	(1,314)	8,557
Futures	692,050	(293,240)	1,927,570	919,110

Net Change in Unrealized Gain (Loss)	677,140	(286,779)	1,926,256	927,667

Net Realized and net change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	17,003,989	502,051	19,648,771	2,226,921

Net Income (Loss)	$17,124,673	$782,771	$19,979,386	$2,796,484

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares			Total General Shareholders’ Equity	Limited Shares			Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings		Shares	Paid in Capital	Accumulated Earnings
Balance at April 1, 2008	40	$1,000	$495	$1,495	1,000,000	$27,915,964	$9,465,097	$37,381,061	$37,382,556
Sale of Limited Shares					800,000	39,065,212		39,065,212	39,065,212
Redemption of Limited Shares	-	-			(400,000)	(19,584,396)		(19,584,396)	(19,584,396)
Net Income	-	-
Net Investment Income	-	-	4	4	-	-	120,680	120,680	120,684
Net Realized Gain on
United States Treasury Obligations and Futures	-	-	612	612	-	-	16,326,237	16,326,237	16,326,849
Net Change in Unrealized Gain on
United States Treasury
Obligations and Futures	-	-	3	3	-	-	677,137	677,137	677,140

Net Income	-	-	619	619	-	-	17,124,054	17,124,054	17,124,673

Balance at June 30, 2008	40	$1,000	$1,114	$2,114	1,400,000	$47,396,780	$26,589,151	$73,985,931	$73,988,045

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares			Total General Shareholders’ Equity	Limited Shares			Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings		Shares	Paid in Capital	Accumulated Earnings
Balance at April 1, 2007	40	$1,000	$89	$1,089	600,000	$14,320,794	$2,013,624	$16,334,418	$16,335,507
Sale of Limited Shares	-	-	-	-	1,200,000	31,760,662	-	31,760,662	31,760,662
Redemption of Limited Shares	-	-	-	-	-	-	-	-	-
Net Income (Loss):	-	-			-	-
Net Investment Income	-	-	12	12	-	-	280,708	280,708	280,720
Net Realized Gain on United
States Treasury Obligations and Futures	-	-	49	49	-	-	788,781	788,781	788,830
Net Change in Unrealized
Loss on United States
Treasury Obligations and Futures	-	-	(64)	(64)	-	-	(286,715)	(286,715)	(286,779)

Net Income (Loss)	-	-	(3)	(3)	-	-	782,774	782,774	782,771

Balance at June 30, 2007	40	$1,000	$86	$1,086	1,800,000	$46,081,456	$2,796,398	$48,877,854	$48,878,940

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares			Total General Shareholders’ Equity	Limited Shares			Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings		Shares	Paid in Capital	Accumulated Earnings
Balance at January 1, 2008	40	$1,000	385	$1,385	1,000,000	$28,007,508	6,610,494	$34,618,002	$34,619,387
Sale of Limited Shares	-	-			1,000,000	45,573,180	-	45,573,180	45,573,180
Redemption of Limited Shares	-	-	-	-	(600,000)	(26,183,908)	-	(26,183,908)	(26,183,908)
Net Income:
Net Investment Income	-	-	12	12	-	-	330,603	330,603	330,615
Net Realized Gain on United
States Treasury Obligations and Futures	-	-	668	668	-	-	17,721,847	17,721,847	17,722,515
Net Change in Unrealized
Gain on United States
Treasury Obligations and Futures	-	-	49	49	-	-	1,926,207	1,926,207	1,926,256

Net Income	-	-	729	729	-	-	19,978,657	19,978,657	19,979,386

Balance at June 30, 2008	40	$1,000	$1,114	2,114	1,400,000	$47,396,780	$26,589,151	$73,985,931	$73,988,045

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in

Shareholders’ Equity For the Period Ended June 30, 2007(i)

	General Shares				Limited Shares				Total
	General Shares			Total General Shareholders’ Equity	Limited Shares			Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings		Shares	Paid in Capital	Accumulated Earnings
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares	-	-			2,400,000	61,417,404	-	61,417,404	61,417,404
Redemption of Limited Shares	-	-	-	-	(600,000)	(15,335,948)	-	(15,335,948)	(15,335,948)
Net Income:	-	-
Net Investment Income	-	-	23	23	-	-	569,540	569,540	569,563
Net Realized Gain on United
States Treasury Obligations and Futures	-	-	70	70	-	-	1,299,184	1,299,184	1,299,254
Net Change in Unrealized United
States Treasury
Obligations and Futures	-	-	(7)	(7)	-	-	927,674	927,674	927,667

Net Income	-	-	86	86	-	-	2,796,398	2,796,398	2,796,484

Balance at June 30, 2007	40	$1,000	$86	$1,086	1,800,000	$46,081,456	$2,796,398	$48,877,854	$48,878,940

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007(i)

	Six Months Ended June 30, 2008	Period Ended June 30, 2007
Cash Flow provided by operating activities:
Net Income	$19,979,386	$2,796,484
Adjustments to reconcile net loss to net cash used for operating activities:
Cost of securities purchased	(105,494,423)	(75,102,858)
Proceeds from securities sold	80,922,978	30,956,373
Net accretion of discount and amortization of premium on United States Treasury Obligations	(414,234)	(598,411)
Net realized gain (loss) on United Stated Treasury Obligations	(829)	916
Net change in unrealized gain on United States Treasury Obligations and Futures	(1,926,256)	(927,667)
Change in operating receivables and liabilities:
Other assets	2,871	(9,086)
Management fee payable	19,909	17,611
Brokerage fee payable	5,166
Non controlling interest in consolidated subsidiary – related party	1,114	1,000

Net cash used for operating activities	(6,904,318)	(42,865,638)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	45,573,180	61,417,404
Redemption of Limited Shares	(26,183,908)	(15,335,948)

Net cash provided by financing activities	19,389,272	46,081,456

Net change in cash held by broker	12,484,954	3,215,818
Cash held by broker at beginning of period	1,538,904	1,000

Cash held by broker at end of period	$14,023,858	$3,216,818

See accompanying notes to unaudited consolidated financial statements.

(i)	The Period Ended June 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Oil Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

(1) Organization

PowerShares DB Oil Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and its subsidiary, DB Oil Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement” and collectively the “Trust Agreements”).

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

This report covers the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and the period from January 3, 2007 (commencement of investment operations) through June 30, 2007 (hereinafter referred to as the “Period Ended June 30, 2007”).

(2) Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (DBLCI-OY CL ER™, or “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the crude oil sector. The single commodity comprising the Index, or the Index Commodity, is Light, Sweet Crude Oil (WTI). The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

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

(3) Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements of each of the Trust and the Master Trust, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2008 and 2007, the Fund and Master Fund incurred Management Fees of $70,276 and $31,828 respectively. Management Fees incurred during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, by the Fund and Master Fund were $115,927 and $64,966, respectively. As of June 30, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $31,486 and $11,577, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended June 30, 2008 and 2007, the Fund and the Master Fund incurred brokerage fees of $20,622 and $2,546, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, by the Fund and the Master Fund were $24,274 and $5,197, respectively. As of June 30, 2008 brokerage fees payable were $5,166. As of December 31, 2007, there were no brokerage fees payable.

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement No. 157), effective January 1, 2008. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement No. 157 are described below:

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of June 30, 2008 and December 31, 2007 are $6,024,375 and $2,235,600, respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f) Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less when purchased. As of June 30, 2008 and December 31, 2007, the Fund held cash of $14,023,858 and $1,538,904, respectively. There were no cash equivalents held by the Fund as of June 30, 2008 and December 31, 2007.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in a net unrealized position of $7,099,570 and $5,172,000, respectively.

(i) Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.50% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2008 and 2007 and for the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2008 and 2007, the Fund and the Master Fund did not incur such expenses. For the Six Months Ended June 30, 2008 and for the Period Ended June 30, 2007, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of June 30, 2008:

United States Treasury Obligations (Level 1)	$52,903,383
Commodity Futures Contracts (Level 1)	$7,099,570

There were no Level 2 or Level 3 holdings as of June 30, 2008.

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

(c) Limited Share Transactions

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as the initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the Amex on January 5, 2007.

Summary of Limited Share Transactions for the Three Months Ended June 30, 2008 and 2007

and Six Months Ended June 30, 2008 and Period Ended June 30, 2007

					Limited Shares		Paid in Capital
	Limited Shares Three Months Ended		Paid in Capital Three Months Ended		Six Months Ended June 30, 2008	Period Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Limited Shares Sold	800,000	1,200,000	$39,065,212	$31,760,662	1,000,000	2,400,000	$45,573,180	$61,417,404
Limited Shares Redeemed	(400,000)	-	$(19,584,396)	-	(600,000)	(600,000)	$(26,183,908)	$(15,335,948)
Net Increase	400,000	1,200,000	$19,480,816	$31,760,662	400,000	1,800,000	$19,389,272	$46,081,456

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the Three Months Ended June 30, 2008 and 2007 and for the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Six Months Ended	Period Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net Asset Value
Initial Offering Price per Limited Share	-	-	-	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$15.37	$(0.36)	$17.94	$1.61
Net investment income	0.10	0.29	0.29	0.54

Net increase in net assets from operations	15.47	(0.07)	18.23	2.15
Net asset value per Limited Share, beginning of period	37.38	27.22	34.62	-

Net asset value per Limited Share, end of period	$52.85	$27.15	$52.85	$27.15

Market value per Limited Share, beginning of period	$37.44	$27.15	$34.71	$-

Market value per Limited Share, end of period	$52.89	$27.10	$52.89	$27.10

Ratio to average Limited Shares*
Net investment income	0.84%	4.35%	1.40%	4.33%
Total expenses	0.63%	0.53%	0.59%	0.53%

Total Return, at net asset value **	41.39%	-0.26%	52.66%	8.60%

Total Return, at market value **	41.27%	-0.18%	52.38%	8.40%

*	Percentages are annualized.
**	Percentages are not annualized and, for the Period Ended June 30, 2007, are calculated based on the initial offering price upon commencement of investment operations of $25.00.

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

This information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report, or Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Oil Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (DBLCI-OY CL ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Limited Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts, or the Index Contracts, on the single commodity comprising the Index, or the Index Commodity. The single Index Commodity is Light, Sweet Crude Oil (WTI). The Index is composed of notional amounts of the Index Commodity. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

Performance Summary

This report covers the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and the period from January 3, 2007 (commencement of investment operations) through June 30, 2007 (hereinafter referred to as the “Period Ended June 30, 2007”).

Performance of the Fund and the exchange traded Limited Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the oil sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Total Return™, or DBLCI-OY CL TR™, consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2008 and 2007 and the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY CL TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY CL TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the

Three Months Ended June 30, 2008 and 2007 and the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007

Index	Total returns for index in the DBLCI-OY CL TR™
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
DB Light, Sweet Crude Oil (WTI) Indices	41.69%	-0.19%	52.85%	9.00%
TOTAL RETURN	41.69%	-0.19%	52.85%	9.00%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY CL TR™. The only difference between the Index and the DBLCI-OY CL TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY CL TR™ does include such a component. The difference between the Index and the DBLCI-OY CL TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Limited Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Limited Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY CL TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-

one correlation between Limited Shares and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Limited Unit are equal.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding Statement No. 157.

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

Operating Activities

Net cash flow used for operating activities was $6.9 million and $42.9 million during the Six Months Ended June 30, 2008 and Period Ended June 30, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Six Months Ended June 30, 2008, $105.5 million was paid to purchase United States Treasury Obligations and $81.0 million was received from sales of maturing contracts. During the Period Ended June 30, 2007, $75.1 million was paid to purchase United States Treasury Obligations and $31.0 million was received from the sales of maturing contracts. Unrealized appreciation on futures increased by $1.9 million and $0.9 million during the Six Months Ended June 30, 2008 and Period Ended June 30, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $19.4 million and $46.1 million during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, respectively. This included $45.6 million and $61.4 million from the sale of Limited Shares to Authorized Participants during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007, THE SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD ENDED JUNE 30, 2007

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (DBLCI-OY CL ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBO”), (ii) the Fund’s NAV (as reflected by the graph “DBONAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBOLIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBO, DBONAV AND DBOLIX FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND

2007, THE SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD ENDED JUNE 30, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A:— “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the Three Months Ended June 30, 2008, the Amex market value of Limited Shares increased 41.27% from $37.44 per share to $52.89 per share. Limited Shares traded from a low of $37.05 (-1.04%) per share on April 1, 2008 to a high of $53.00 per share (+41.56%) on June 23, 2008.

For the Three Months Ended June 30, 2007, the Amex market value of Limited Shares decreased -0.18% from $27.15 per share to $27.10 per share. Limited Shares traded from a low of $25.74 (-5.19%) per share on April 19, 2007 to a high of $27.41 per share (+0.96%) on June 18, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended June 30, 2008, the net asset value of each Limited Share increased 41.39% from $37.38 per share to $52.85 per share.

Net income for the Three Months Ended June 30, 2008 was $17.1 million, resulting from $0.2 million of interest income, realized and unrealized gains of $17.0 million, and operating expenses of $0.09 million.

For the Three Months Ended June 30, 2007, the net asset value of each Limited Share decreased -0.26% from $27.22 per share to $27.15 per share.

Net income for the Three Months Ended June 30, 2007 was $0.78 million, resulting from $0.31 million of interest income, realized and unrealized gains of $0.50 million and operating expenses of $0.03 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE PERIOD ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the Six Months Ended June 30, 2008, the Amex market value of Limited Shares increased 52.38% from $34.71 per share to $52.89 per share. Limited Shares traded from a low of $31.78 (-8.44%) per share on January 23, 2008 to a high of $53.00 per share (+52.69%) on June 23, 2008.

For the Period Ended June 30, 2007, the Amex market value of Limited Shares increased 8.4% from $25.00 per share to $27.10 per share. Limited Shares traded from a low of $21.96 (-12.16%) per share on January 18, 2007 to a high of $27.41 per share (+9.64%) on June 18, 2007.

Fund Limited Share Net Asset Performance

For the Six Months Ended June 30, 2008, the net asset value of each Limited Share increased 52.66% from $34.62 per share to $52.85 per share.

Net income for the Six Months Ended June 30, 2008 was $20.0 million, resulting from $0.5 million of interest income, realized and unrealized gains of $19.6 million and operating expenses of $0.1 million.

For the Period Ended June 30, 2007, the net asset value of each Limited Share increased 8.60% from $25.00 per share to $27.15 per share.

Net income for the Period Ended June 30, 2007 was $2.80 million, resulting from $0.64 million of interest income, realized and unrealized gains of $2.23 million and operating expenses of $0.07 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil (WTI)	June 2009	3,403,831	4.60%	6
Aggregate/Total		3,402,024	4.60%	4

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil (WTI)	May 2009	1,474,323	4.26%	7
Aggregate/Total		1,474,323	4.26%	7

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

The following was the primary trading risk exposure of the Fund as of June 30, 2008 by Index Commodity:

Light, Sweet Crude Oil

The price of light, sweet crude oil is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for light, sweet crude oil. In addition, various other factors can affect the demand for light, sweet crude oil, such as weather, political events and labor activity. The supply of light, sweet crude oil can be affected by many events, in particular, the meetings of the Organization of Petroleum Exporting Countries. Market expectations about events that will influence either demand or supply can cause prices for light, sweet crude oil to fluctuate greatly. A significant amount of the world oil production capacity is controlled by a relatively small number of producers. Any large change in production by one of these producers could have a substantial effect on the price of light, sweet crude oil.

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

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-13) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-14) and on January 15, 2008 (File No. 333-148613-04) with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-15) with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-15) also acts as Post-Effective Amendment No. 1 to File No. 333-148613-04, Post-Effective Amendment No. 2 to File No. 333-142163-14 and acts as Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-13, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended June 30, 2008, 0.8 million Limited Shares were created for $39.1 million and 0.4 million Limited Shares were redeemed for $19.6 million. On June 30, 2008, 1.4 million Limited Shares of the Fund were outstanding for a market capitalization of $74.0 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2008 and 2007.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2008	400,000	$48.96
Three Months Ended June 30, 2007	-	$-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Oil Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Director and Chief Executive Officer

Dated: August 7, 2008	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1