Form 10-K
period 2008-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND; POWERSHARES DB AGRICULTURE FUND
filed 2009-02-24
CIK 1367305, 1367306, 1383081, 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-33238

POWERSHARES DB AGRICULTURE FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB AGRICULTURE MASTER FUND

(A Series of DB Multi-Sector Commodity Master Trust)

(Exact name of Rule 140 Co-Registrant as specified in its charter)

Delaware	87-0778079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,693,016,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2009: 50,000,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus dated July 14, 2008 filed pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-150501) are incorporated by reference into Part I of this Report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”, and our other Securities and Exchange Commission (the “SEC”) filings.

PART I

ITEM 1.	BUSINESS

Organization

PowerShares DB Agriculture Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series and its subsidiary, DB Agriculture Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 34,200,000 Shares were issued to certain Authorized Participants for $961,237,996 and 1,200,000 Shares were redeemed for $32,756,920 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. During the period from January 1, 2008 to December 31, 2008, an additional 64,600,000 Shares were issued to certain Authorized Participants for $2,423,747,438 and 57,600,000 Shares were redeemed for $1,985,424,868.

This Report covers the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are corn, wheat, soybeans and sugar (the “Index Commodities”). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. For example, in October 2007, the Master Fund reached position limits with respect to the CBOT July wheat futures contract, which was an Index Contract. Since that time, when required to buy wheat to track the Index, the Master Fund has been purchasing CBOT wheat futures contracts expiring in different months as well as wheat futures trading on other United States futures exchanges. In February 2008, the Master Fund reached position limits with respect to the CBOT corn and CBOT soybean contracts in the Index and, through June, purchased futures contracts in the CBOT soybean complex in lieu of those contracts. Commencing July and continuing to October, when required to buy corn and soybean contracts to track the Index, the Master Fund had been purchasing CBOT corn and soybean contracts expiring in different months.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $1,064,540,025 (or 100%) and $1,174,223,048 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $98,093,920 (or 9.21%) and $59,367,840 (or 5.06%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

Index Composition

The Index is composed of notional amounts of each of the underlying Index Commodities. The notional amount of each Index Commodity included in the Index is intended to reflect the changes in market value of each such Index Commodity within the Index. The closing level of the Index is calculated on each business day by the Index Sponsor based on the closing price of the futures contracts for each of the underlying Index Commodities and the notional amounts of such Index Commodities.

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on December 2, 1988 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	25.00
Wheat	25.00
Soybeans	25.00
Sugar	25.00
Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Master Fund employs a rule-based approach when it ‘rolls’ from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible ‘implied roll yield.’ The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in each Index. As a result, each Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

In general, as a futures contract approaches its expiration date, its price will move towards the spot price in a contangoed market. Assuming the spot price does not change, this would result in the futures contract price decreasing and a negative implied roll yield. The opposite is true in a backwardated market. Rolling in a contangoed market will tend to cause a drag on an Index Commodity’s contribution to the Fund’s return while rolling in a backwardated market will tend to cause a push on an Index Commodity’s contribution to the Fund’s return.

The Deutsche Bank Liquid Commodity Index–Optimum Yield Agriculture is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

The futures contract price for each Index Commodity will be the exchange closing price for such Index Commodity on each weekday when banks in New York, New York are open (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for each Index Commodity. “Exchange Business Day” means, in respect of an Index Commodity, a day that is a trading day for such Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

On the first New York business day (the “Verification Date”) of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2009, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2009, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2009 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2009, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2009 and July 2010. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After the futures contract selection, the monthly roll for each Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the 2nd and 6th Index Business Day of the month.

On each day during the roll period, new notional holdings are calculated. The calculations for the futures contracts on the old Index Commodities that are leaving the Index and the futures contracts on the new Index Commodities are then calculated.

On all days that are not monthly index roll days, the notional holdings of each Index Commodity future remains constant.

The Index is re-weighted on an annual basis on the 6th Index Business Day of each November.

The calculation of the Index is expressed as the weighted average return of the Index Commodities.

General

A description of the business of the Fund and related items is contained in the Prospectus under the sections captioned “Summary,” “Organization Chart,” “Investment Objective,” “The Master-Feeder Structure,” “Description of the Deutsche Bank Liquid Commodity Index-Optimum Yield Excess Return™,” “Information Barriers Between the Index Sponsor and the Managing Owner,” “Charges,” “Conflicts of Interest” and “Description of the Shares and the Master Fund Units; Certain Material Terms of the Trust Declarations,” and such description is incorporated herein by reference from the Prospectus.

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

The Trustee

Under the Trust Agreements, Wilmington Trust Company, the Trustee of the Fund and the Master Fund has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund, the Master Trust and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreements, the Managing Owner, from the assets of the Fund or the Master Fund, will indemnify the Trustee for any liability or expense relating to the formation, operations and termination of the Funds incurred without gross negligence or willful misconduct of the Trustee.

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund. The Managing Owner and its trading principals have limited experience in operating commodity pools and managing futures trading accounts. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to both the Fund and the Master Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5122.

The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

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

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Year Ended December 31, 2008 and the Period Ended December 31, 2007.

A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

The Administrator

The Managing Owner, on behalf of the Fund and the Master Fund, has appointed The Bank of New York Mellon as the administrator (the “Administrator”) of the Fund and the Master Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York Mellon serves as custodian (the “Custodian”) of the Fund and has entered into a Global Custody Agreement (the “Custody Agreement”) in connection therewith. The Bank of New York Mellon serves as the transfer agent (the “Transfer Agent”) of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, 12th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants.

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

The Administrator and any of its affiliates may from time-to-time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

Pursuant to the Distribution Services Agreement, the Fund will indemnify and hold harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the 1933 Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted to state a material fact required to be stated or necessary in order to make the statements not misleading under the 1933 Act or any other statute or the common law.

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”) and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (formerly known as A I M Distributors, Inc.) (“Invesco Aim Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

Tax Reporting

The Fund has retained the services of PricewaterhouseCoopers LLP to assist with certain tax reporting requirements of the Fund and its Shareholders.

Regulation

Futures exchanges in the United States are subject to regulation under the CEAct by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges. No U.S. governmental agency regulates the over-the-counter (the “OTC”) foreign exchange markets.

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

The CEAct requires all “futures commission merchants,” such as the Commodity Broker, to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.

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

The Fund also posts monthly performance reports and its annual report, as required by the CFTC, on the Managing Owner’s website at the address listed above.

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

Investment and Trading Related Risks

The Value of the Shares Relates Directly to the Value of the Futures Contracts and Other Assets Held by the Master Fund and Fluctuations in the Price of These Assets Could Materially Adversely Affect an Investment in the Fund’s Shares.

The Shares are designed to reflect as closely as possible the changes, whether positive or negative, in the level of the Index, over time, through the Master Fund’s portfolio of exchange traded futures contracts on its Index Commodities. The value of the Shares relates directly to the value of the portfolio of the Master Fund, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The prices of the Index Commodities may fluctuate widely. Several factors may affect the prices of the Index Commodities, including, but not limited to:

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

Net Asset Value May Not Always Correspond to Market Price and, as a Result, Baskets may be Created or Redeemed at a Value that Differs from the Market Price of the Shares.

The net asset value per Share will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket of Shares may be different from the net asset value of a Basket of Shares (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket of Shares) and similarly the public trading price per Share may be different from its net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical to, the same forces influencing the prices of the Index Commodities comprising the Index, trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

Authorized Participants or their clients or customers may have an opportunity to realize a riskless profit if they can purchase a Basket at a discount to the public trading price of the Shares or can redeem a Basket at a premium over the public trading price of the Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track net asset value per Share closely over time.

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodities are traded. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodities are traded is closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

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

It is possible that in the future, the CFTC may propose new rules with respect to position limits in agricultural commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Master Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Master Fund, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional corn and wheat futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares of the Fund, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the levels of the Index due to disruptions in the markets for the Index Commodities, the imposition of speculative position limits (as discussed in the above risk factor “Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets of the Fund and the Operation of the Master Fund”), or due to other extraordinary circumstances. As the Master Fund approaches or reaches position limits with respect to certain futures contracts comprising the Index, the Master Fund may commence investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than commodities that comprise the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with a futures contract that comprises the Index. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBA.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

The Lack of an Active Trading Market for the Shares May Result in Losses on Your Investment in the Fund at the Time of Disposition of Your Shares.

Although the Shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, likely will be lower than that you would receive if an active market did exist.

The Shares Are a New Securities Product and Their Value Could Decrease if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the Master Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Master Fund is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

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

You May Not Rely on Past Performance or Index Results in Deciding Whether to Buy Shares.

The Fund and the Master Fund have a limited performance history upon which to evaluate your investment in the Fund and the Master Fund. Although past performance is not necessarily indicative of future results, if the Fund and the Master Fund had a longer performance history, such performance history might (or might not) provide you with more information on which to evaluate an investment in the Fund and the Master Fund. Likewise, the Index has a limited history which might not be indicative of future Index results, or of the future performance of the Fund or the Master Fund. Therefore, you will have to make your decision to invest in the Fund on the basis of limited information.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	16.02%
Average rolling 3 month daily volatility	15.07%
Monthly return volatility	15.90%
Average annual volatility	15.03%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	9.60%
1989	15.30%
1990	12.77%
1991	15.70%
1992	12.02%
1993	12.81%
1994	13.20%
1995	11.56%
1996	14.73%
1997	12.85%
1998	14.13%
1999	17.49%
2000	15.71%
2001	14.55%
2002	15.07%
2003	12.47%
2004	19.40%
2005	16.31%
2006	16.57%
2007	14.65%
2008*	28.74%

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

* As of December 31, 2008.

**Volatility, for these purposes means the following:

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

*** As of July 31, 1988.

Unusually Long Peak-to-Valley Drawdown Periods With Respect To the Index May Be Reflected in Equally Long Peak-to-Valley Drawdown Periods with Respect to the Performance of the Shares.

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced has been unusually long and has lasted for multi-year drawdown periods.

Because it is expected that the Fund’s performance will track the performance of the Index, the Fund would suffer a continuous drawdown during the period that the Index suffers such a drawdown period, and in turn, the value of your Shares will also suffer.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.16% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.29% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 18, 2009. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Shares does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while Shares trade unprofitably.

Failure of Commodity Futures Markets to Exhibit Low to Negative Correlation to General Financial Markets Will Reduce Benefits of Diversification and May Exacerbate Losses to Your Portfolio.

Historically, commodity futures’ returns have tended to exhibit low to negative correlation with the returns of other assets such as stocks and bonds. Although commodity futures trading can provide a diversification benefit to investor portfolios because of its low to negative correlation with other financial assets, the fact that the Index is not 100% negatively correlated with financial assets such as stocks and bonds means that the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice-versa. If the Shares perform in a manner that correlates with the general financial markets or do not perform successfully, you will obtain no diversification benefits by investing in the Shares and the Shares may produce no gains to offset your losses from other investments.

Shareholders Will Not Have the Protections Associated With Ownership of Shares in an Investment Company Registered Under the Investment Company Act of 1940.

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

Items of Income, Gain, Loss and Deduction with respect to Shares could be Reallocated if the IRS does not Accept the Assumptions or Conventions Used by the Fund or the Master Fund in Allocating Such Tax Items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund and the Master Fund will apply certain assumptions and conventions in an attempt to comply with the applicable rules and to report items of income, gain, loss and deduction to Shareholders of the Fund in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be considered to be in compliance with all aspects of the applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund or the Master Fund do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, loss or deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

The Current Treatment of Long Term Capital Gains Under Current U.S. Federal Income Tax Law May Be Adversely Affected, Changed or Repealed in the Future.

Under current law, long term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and is currently scheduled to expire for tax years beginning after December 31, 2010.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

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

In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Master Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any unrealized profits on its open positions on the exchange, and the loss of profits on its closed positions on the exchange.

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

Lack of Independent Advisers Representing Investors.

The Managing Owner has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund and the Master Fund. No counsel has been appointed to represent you in connection with the offering of the Shares. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

Possibility of Termination of the Fund or Master Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in the Fund’s Index through a fund vehicle will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.

Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles.

As interests in separate series of a Delaware statutory trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and the Fund is not required to pay regular distributions, although the Fund may pay distributions at the discretion of the Managing Owner).

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.

The Fund and the Master Fund constitute a relatively new, and thus initially untested, type of investment vehicle. They compete with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

Competing Claims Over Ownership of Intellectual Property Rights Related to the Fund Could Adversely Affect the Fund and an Investment in the Shares.

While the Managing Owner believes that all intellectual property rights needed to operate the Fund and the Master Fund are either owned by or licensed to the Managing Owner or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Fund and the Master Fund. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Fund and the Master Fund and an investment in the Shares, for example, resulting in expenses or damages or the termination of the Fund and the Master Fund.

The Value of the Shares Will be Adversely Affected if the Fund or the Master Fund is Required to Indemnify the Trustee or the Managing Owner.

Under the Trust Agreements, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense either incurs without negligence or misconduct. That means the Managing Owner may require the assets of the Master Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the net asset value of the Master Fund and the value of the Shares.

The Net Asset Value Calculation of the Master Fund May Be Overstated or Understated Due to the Valuation Method Employed When a Settlement Price is not Available on the Date of Net Asset Value Calculation.

Calculating the net asset value of the Master Fund (and, in turn, the Fund) includes, in part, any unrealized profits or losses on open commodity futures contracts. Under normal circumstances, the net asset value of the Master Fund reflects the settlement price of open commodity futures contracts on the date when the net asset value is being calculated. However, if a commodity futures contract traded on an exchange (both U.S. and, to the extent it becomes applicable, non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise), the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. In such a situation, there is a risk that the calculation of the net asset value of the Master Fund on such day will not accurately reflect the realizable market value of such commodity futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a commodity futures contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the settlement price on the most recent day on which the position could have been liquidated would be used in lieu of the actual settlement price on the date of determination, there is a risk that the resulting calculation of the net asset value of the Master Fund (and, in turn, the Fund) could be under or overstated, perhaps to a significant degree.

Although the Shares are Limited Liability Investments, Certain Circumstances such as Bankruptcy of the Fund or Indemnification of the Fund by the Shareholders will Increase the Shareholders’ Liability.

The Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of:

•	Shareholders’ actions unrelated to the business of the Fund, or

•	Taxes imposed on the Shares by the states or municipalities in which such investors reside.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

Market Information

The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBA.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2008	$42.98	$33.43
June 30, 2008	$42.41	$35.35
September 30, 2008	$42.09	$30.21
December 31, 2008	$30.00	$21.97

Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on January 5, 2007)	$27.50	$24.66
June 30, 2007	$28.15	$24.72
September 30, 2007	$29.95	$25.60
December 31, 2007	$33.54	$27.78

Holders

As of December 31, 2008, the Fund had 81,116 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

On December 30, 2008, the Fund paid $0.45 per General Share, to the Managing Owner, a total distribution of $18.00. On December 30, 2008, the Fund paid $0.45 per Share to each Shareholder of record on December 17, 2008, a total distribution of $18.1 million. All distributions were made from net investment income.

On December 28, 2007, the Fund paid $0.45 per General Share, to the Managing Owner, a total distribution of $18.00. On December 28, 2007, the Fund paid $0.45 per Share to each Shareholder of record on December 19, 2007, a total distribution of $13.7 million. Prior to this, no distributions had been paid on the Fund’s Shares or General Shares. All distributions were made from net investment income.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-15) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-09) and on January 15, 2008 (File No. 333-148613-13) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-09) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-09) also acts as Post-Effective Amendment No. 1 to File No. 333-148613-13, Post-Effective Amendment No. 2 to File No. 333-142163-09 and acts as Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-15, which also contained this information. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2008, 64.6 million Shares were created for $2,423.7 million and 57.6 million Shares were redeemed for $1,985.4 million. For the Three Months Ended December 31, 2008, 3.4 million Shares were created for $84.5 million and 12.6 million Shares were redeemed for $313.3 million. On December 31, 2008, 41.0 million Shares were outstanding for a market capitalization of $1,073.4 million.

For the Period Ended December 31, 2007, 35.2 million Shares were created for $986.2 million and 1.2 million Shares were redeemed for $32.8 million. For the Three Months Ended December 31, 2007, 13.0 million Shares were created for $401.3 million and 0.2 million Shares were redeemed for $6.6 million. On December 31, 2007, 34.0 million Shares were outstanding for a market capitalization of $1,121.7 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share

Year Ended December 31, 2008	57,600,000	$34.47

Period Ended December 31, 2007	1,200,000	$27.30

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 3, 2007; therefore, no operating results occurred prior to that date. As a result, there is no comparable financial data presented below for 2006, 2005 and 2004.

	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$36,857,153	$18,653,020
Net investment income	$20,148,945	$15,039,169
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(492,148,443)	$160,821,334
Net Income (Loss)	$(471,999,498)	$175,860,503
Distribution per Share	$0.45	$0.45
Net increase (decrease) in cash	$732,849,487	$(1,000)

	As of December 31, 2008	As of December 31, 2007
Total Assets	$1,064,540,025	$1,180,785,748
Shares NAV	$25.95	$32.81
General Shares NAV	$25.95	$32.83

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$15,080,107	$10,142,641	$9,161,394	$2,473,011
Net investment income	$10,413,602	$4,635,766	$4,914,299	$185,278
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$65,449,539	$275,109,253	$(627,594,946)	$(205,112,289)
Net income/(loss)	$75,863,141	$279,745,019	$(622,680,647)	$(204,927,011)
Increase/(decrease) in Net Asset Value	$1,270,422,567	$317,402,057	$(1,187,717,917)	$(451,873,653)

	For the period from January 3, 2007 (commencement of investment operations) to March 31, 2007	For the Three Months Ended June 30, 2007	For the Three Months Ended September 30, 2007	For the Three Months Ended December 31, 2007
Interest income	$1,489,911	$3,663,497	$5,733,413	$7,766,199
Net investment income	$1,221,053	$2,996,606	$4,616,172	$6,205,338
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(6,619,103)	$7,248,402	$54,841,703	$105,350,332
Net income/(loss)	$(5,398,050)	$10,245,008	$59,457,875	$111,555,670
Increase/(decrease) in Net Asset Value	$182,204,370	$243,196,166	$197,686,159	$492,575,866

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are corn, wheat, soybeans and sugar. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. For example, in October 2007, the Master Fund reached position limits with respect to the CBOT July wheat futures contract, which was an Index Contract. Since that time, when required to buy wheat to track the Index, the Master Fund has been purchasing CBOT wheat futures contracts expiring in different months as well as wheat futures trading on other United States futures exchanges.

The sponsor of the Index (the “Index Sponsor”) is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Trust, the Fund, the Master Trust, the Master Fund and the Managing Owner.

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

The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Master Fund’s portfolio. The market price of the Shares may not be identical to the net asset value per Share, but these two valuations are expected to be very close.

Performance Summary

This Report covers the three months ended December 31, 2008 and 2007 (herein referred to as the “Three Months Ended December 31, 2008” and the “Three Months Ended December 31, 2007”), the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the agriculture sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total Return™ (the “DBLCI-OY Agriculture TR™”) consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2008 and 2007 and the Year Ended December 31, 2008 and the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended

December 31, 2008 and 2007 and the Year Ended December 31, 2008 and the Period Ended December 31, 2007.

Underlying Index	Total returns for index in the DBLCI-OY Agriculture TR™
	Three Months Ended December 31, 2008	Year Ended December 31, 2008	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Corn Indices	(20.77)%	(17.35)%	13.75%	21.42%
DB Wheat Indices	(12.97)%	(25.43)%	14.87%	63.02%
DB Soybean Indices	(7.40)%	(12.50)%	14.58%	62.00%
DB Sugar Indices	(9.31)%	(20.62)%	12.88%	(8.11)%
TOTAL RETURN	(12.59)%	(18.75)%	13.60%	34.71%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Agriculture TR™. The only difference between the Index and the DBLCI-OY Agriculture TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Agriculture TR™ does include such a component. The difference between the Index and the DBLCI-OY Agriculture TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently the Fund’s total return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Agriculture TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the total return on an investment in the Fund is expected to underperform the Index.

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

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Limited Units. The Fund is the majority Master Fund Limited Unit owner and the Managing Owner holds a minority interest in the Master Fund. Each Share issued by the Fund correlates with the Master Fund Limited Unit issued by the Master Fund and held by the Fund.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and the Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 8 for further information regarding FASB Statement No. 157.

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

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. The Master Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Master Fund’s trading in commodities. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s commodity interests change. The balance of the net assets is held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

The Master Fund’s commodity contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges generally have the ability to limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Master Fund from promptly liquidating its commodity futures positions.

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

Cash Flows

The primary cash flow activities of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by (used for) operating activities was $312.6 million and $(939.8) million for the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2008, $8,329.4 million was paid to purchase United States Treasury Obligations and $8,996.3 million was received from sales and maturing contracts. During the Period Ended December 31, 2007, $2,241.6 million was paid to purchase United States Treasury Obligations and $1,224.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $212.7 million and increased by $139.5 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $420.2 million and $939.8 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This included $2,423.7 million and $986.2 million from the sale of Shares to Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007, THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBA”), (ii) the Fund’s NAV (as reflected by the graph “DBANAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBAGIX”). The price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

COMPARISON OF DBA, DBANAV AND DBAGIX FOR THE YEAR ENDED DECEMBER 31, 2008, THE

PERIOD ENDED DECEMBER 31, 2007 AND THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 20.64% from $32.99 per Share to $26.18 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $42.98 per Share (+30.28%) on February 26, 2008 to a low of $21.97 per Share (-33.40%) on December 5, 2008. Therefore, the total return for the Fund, on a market value basis was -19.28%, including the above noted distribution for the period.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 31.96% from $25.00 per Share to $32.99 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $24.66 per Share (-1.36%) on January 9, 2007 to a high of $33.54 per Share (+34.16%) on December 26, 2007. Therefore, the total return for the Fund, on a market value basis was 33.76%, including the above noted distribution for the period.

Fund Share Net Asset Performance

For the Year Ended December 31, 2008, the net asset value of each Share decreased 20.91% from $32.81 per Share to $25.95 per Share. A decline in the futures contract prices of corn, wheat, soybeans and sugar during the Year Ended December 31, 2008, resulted in an overall 18.75% decrease in the level of the DBLCI-OY Agriculture TR™. On December 30, 2008, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was -19.54%.

Net loss for the Year Ended December 31, 2008 was $472.0 million, resulting from $36.8 million of interest income, net realized losses of $279.4 million, net unrealized losses of $212.7 million and operating expenses of $16.7 million.

For the Period Ended December 31, 2007, the net asset value of each Share increased 31.24% from $25.00 per Share to $32.81 per Share. An increase in the futures contract prices of corn, wheat and soybeans more than offset a decline in the price of sugar futures contracts during the Period Ended December 31, 2007, resulting in an overall 34.71% increase in the level of the DBLCI-OY Agriculture TR™. On December 28, 2007, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was 33.04%.

Net income for the Period Ended December 31, 2007 was $175.9 million, resulting from $18.7 million of interest income supplemented by net realized gains of $21.3 million and net unrealized gains of $139.5 million and operating expenses of $3.6 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 13.34% from $30.21 per Share to $26.18 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $30.00 per Share (-0.70%) on October 1, 2008 to a low of $21.97 per Share (-27.28%) on December 5, 2008. Therefore, the total return for the Fund, on a market value basis was -11.85% including the above noted distribution, for the period.

On December 28, 2007, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 11.83 % from $29.50 per Share to $32.99 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $27.78 per Share (-5.83%) on October 8, 2007 to a high of $33.54 per Share (+13.69%) on December 26, 2007. Therefore, the total return for the Fund, on a market value basis was 13.36% including the above noted distribution, for the period.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 14.04% from $30.19 per Share to $25.95 per Share. A decline in the futures contract prices of corn, wheat, soybeans and sugar futures contracts during the Three Months Ended December 31, 2008, resulted in an overall 12.59% decrease in the level of the DBLCI-OY Agriculture TR™. On December 30, 2008, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return on a net asset value basis for the Fund including the above noted distribution, was

-12.55%.

Net loss for the Three Months Ended December 31, 2008 was $204.9 million, resulting from $2.5 million of interest income, net realized losses of $191.6 million, net unrealized losses of $13.5 million and operating expenses of $2.3 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 11.64% from $29.39 per Share to $32.81 per Share. An increase in the futures contract price of corn, wheat, soybeans and sugar futures contracts during the Three Months Ended December 31, 2007, resulted in an overall 13.60% increase in the level of the DBLCI-OY Agriculture TR™. On December 28, 2007, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return on a net asset value basis for the Fund including the above noted distribution, was 13.17%.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	16,675,043	1.57%	1
Wheat	July – December 2009	19,551,004	1.84%	19
Soybeans	November 2009	15,692,160	1.47%	3
Sugar	June 2009	18,185,217	1.71%	12
Aggregate/Total		55,098,007	5.18%	6

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2008	13,003,919	1.17%	6
Wheat	July – December 2008	13,306,338	0.80%	5

Soybeans	November 2008	8,828,453	0.89%	8
Sugar	September 2008	9,861,242	1.20%	11
Aggregate/Total		36,642,774	2.76%	5

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2008 by Index Commodities:

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Agriculture Fund and Subsidiary (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Kevin Rich, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2008.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2008, as stated in their report on page 35 of the Fund’s Annual Report on Form 10-K.

By:	/s/ Kevin Rich
Name:	Kevin Rich
Title:	Chief Executive Officer of the Managing Owner

By:	/s/ Michael Gilligan
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Agriculture Fund and Subsidiary:

We have audited PowerShares DB Agriculture Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PowerShares DB Agriculture Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments of PowerShares DB Agriculture Fund and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Agriculture Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments of PowerShares DB Agriculture Fund and Subsidiary (the Fund) as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Agriculture Fund and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Agriculture Fund and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 23, 2009

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2008 and 2007

	2008	2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $404,869,788 and $1,034,673,552, respectively)	$404,892,805	$1,034,833,498
Cash held by broker	732,849,487	-
Net unrealized appreciation (depreciation) on futures contracts	(73,202,267)	139,389,550

Deposits with broker	1,064,540,025	1,174,223,048
Receivable for Shares issued	-	6,562,700

Total assets	$1,064,540,025	$1,180,785,748

Liabilities and shareholders’ equity
Payable to broker	$-	$58,523,025
Payable for securities purchased	-	5,956,083
Management fee payable	627,835	610,088
Brokerage fee payable	15,537	32,991
Non controlling interest in consolidated subsidiary - related party	1,038	1,000

Total liabilities	644,410	65,123,187

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,000	1,000
Accumulated earnings	38	313

Total General shares	1,038	1,313

Shares:

Paid in capital - 41,000,000 and 34,000,000 redeemable shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,391,803,646	953,481,076
Accumulated earnings (deficit)	(327,909,069)	162,180,172

Total Shares	1,063,894,577	1,115,661,248

Total shareholders’ equity	1,063,895,615	1,115,662,561

Total liabilities and shareholders’ equity	$1,064,540,025	$1,180,785,748

Net asset value per share
General shares	$25.95	$32.83
Shares	$25.95	$32.81

See accompanying notes to consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	14.29%	$151,999,240	$152,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	14.65	155,899,377	155,900,000
U.S. Treasury Bills, 0.03% due January 29, 2009	0.66	6,999,846	7,000,000
U.S. Treasury Bills, 0.53% due February 5, 2009	1.41	14,999,595	15,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	4.51	47,998,464	48,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	1.69	17,996,994	18,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	0.85	8,999,289	9,000,000

Total U.S. Treasury Obligations (cost $404,869,788)	38.06%	404,892,805

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Corn (11,301 contracts, settlement date December 14, 2009)	(0.12)%	$(1,332,863)
Soybean (5,221 contracts, settlement date November 13, 2009)	0.56	5,973,613
Sugar (18,192 contracts, settlement date June 30, 2009)	(2.07)	(21,984,054)
Wheat (1,499 contracts, settlement date December 14, 2009)	0.32	3,361,900
Wheat (4,999 contracts, settlement date July 14, 2009)	(5.38)	(57,215,575)
Wheat KCB (2,275 contracts, settlement date July 14, 2009)	(0.19)	(2,005,288)

Net Unrealized Depreciation on Futures Contracts	(6.88)%	$(73,202,267)

See accompanying notes to consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	1.97%	$21,998,592	$22,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	10.75	119,934,840	120,000,000
U.S. Treasury Bills, 2.75% due January 17, 2008	8.68	96,893,397	97,000,000
U.S. Treasury Bills, 3.04% due January 24, 2008	4.48	49,919,700	50,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	7.33	81,807,792	82,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	9.56	106,689,700	107,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	0.89	9,965,300	10,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	3.66	40,831,859	41,000,000
U.S. Treasury Bills, 3.18% due February 28, 2008	4.46	49,763,700	50,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	8.20	91,503,936	92,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	12.74	142,132,705	143,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	10.59	118,187,825	119,000,000
U.S. Treasury Bills, 3.28% due March 27, 2008	9.43	105,204,152	106,000,000

Total United States Treasury Obligations (cost $1,034,673,552)	92.76%	$1,034,833,498

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Corn (11,281 contracts, settlement date December 12, 2008)	1.94%	$21,612,538
Soybean (5,049 contracts, settlement date November 14, 2008)	3.34	37,223,125
Sugar (21,096 contracts, settlement date June 30, 2008)	2.03	22,615,274
Wheat (681 contracts, settlement date July 14, 2008)	0.01	93,313
Wheat (4,999 contracts, settlement date July 14, 2008)	4.92	54,933,625
Wheat (1,499 contracts, settlement date December 12, 2008)	0.26	2,911,675

Net Unrealized Appreciation on Futures Contracts	12.50%	$139,389,550

See accompanying notes to consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Income
Interest Income	$36,857,153	$18,653,020

Expenses
Management fee	15,159,629	3,200,976
Brokerage commissions and fees	1,548,579	412,875

Total expenses	16,708,208	3,613,851

Net investment income	20,148,945	15,039,169

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	1,541,304	4,935
Futures	(280,961,001)	21,266,903

Net realized gain (loss)	(279,419,697)	21,271,838

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(136,929)	159,946
Futures	(212,591,817)	139,389,550

Net change in unrealized gain (loss)	(212,728,746)	139,549,496

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(492,148,443)	160,821,334

Net Income (Loss)	$(471,999,498)	$175,860,503

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total Equity	Shares		Accumulated Earnings (Deficit)	Total Equity
	Shares	Paid in Capital			Shares	Paid in Capital			Total Shareholders’ Equity
Balance at January 1, 2008	40	$1,000	$313	$1,313	34,000,000	$953,481,076	$162,180,172	$1,115,661,248	$1,115,662,561
Sale of Shares					64,600,000	2,423,747,438	-	2,423,747,438	2,423,747,438
Redemption of Shares					(57,600,000)	(1,985,424,868)	-	(1,985,424,868)	(1,985,424,868)
Net Loss
Net investment income			13	13			20,148,932	20,148,932	20,148,945
Net realized loss on United States Treasury Obligations and Futures			(227)	(227)			(279,419,470)	(279,419,470)	(279,419,697)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(43)	(43)			(212,728,703)	(212,728,703)	(212,728,746)

Net Loss			(257)	(257)			(471,999,241)	(471,999,241)	(471,999,498)

Distributions of net investment income ($0.45 per Share)			(18)	(18)			(18,090,000)	(18,090,000)	(18,090,018)

Balance at December 31, 2008	40	$1,000	$38	$1,038	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,895,615

See accompanying notes to consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares				Total
	General Shares		Accumulated Earnings	Total Equity	Shares		Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Shares					35,200,000	986,237,996	-	986,237,996	986,237,996

Redemption of Shares					(1,200,000)	(32,756,920)	-	(32,756,920)	(32,756,920)
Net Income
Net investment incomes			41	41			15,039,128	15,039,128	15,039,169
Net realized gain on United States Treasury Obligations and futures			35	35			21,271,803	21,271,803	21,271,838
Net change in unrealized gain (loss) on United States Treasury Obligations and futures			255	255			139,549,241	139,549,241	139,549,496

Net Income			331	331			175,860,172	175,860,172	175,860,503

Distributions of net investment income ($0.45 per Share)			(18)	(18)			(13,680,000)	(13,680,000)	(13,680,018)

Balance at December 31, 2007	40	$1,000	$313	$1,313	34,000,000	$953,481,076	$162,180,172	$1,115,661,248	$1,115,662,561

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Cash flow provided by operating activities:
Net Income (Loss)	$(471,999,498)	$175,860,503

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(8,329,362,032)	(2,241,596,305)
Proceeds from securities sold and matured	8,996,336,756	1,224,931,482
Net accretion of discount on United States Treasury Obligations	(35,629,656)	(18,003,794)
Net realized gain on United States Treasury Obligations	(1,541,304)	(4,935)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	212,728,746	(139,549,496)
Change in operating receivables and liabilities:
Receivable for shares issued	6,562,700	(6,562,700)
Payable for securities purchased	(5,956,083)	5,956,083
Payable to broker	(58,523,025)	58,523,025
Management fee payable	17,747	610,088
Brokerage fee payable	(17,454)	32,991
Non controlling interest in consolidated subsidiary - related party	38	1,000

Net cash provided by (used for) operating activities	312,616,935	(939,802,058)

Cash flows from financing activities:
Proceeds from sale of Shares	2,423,747,438	986,237,996
Redemption of Shares	(1,985,424,868)	(32,756,920)
Cash distributions paid on Shares and General Shares	(18,090,018)	(13,680,018)

Net cash provided by financing activities	420,232,552	939,801,058

Net change in cash held by broker	732,849,487	(1,000)

Cash held by broker at beginning of period	-	1,000

Cash held by broker at end of period	$732,849,487	$-

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2008

(1)	Organization

PowerShares DB Agriculture Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Agriculture Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 34,200,000 Shares were issued to certain Authorized Participants for $961,237,996 and 1,200,000 Shares were redeemed for $32,756,920 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. During the period from January 1, 2008 to December 31, 2008, an additional 64,600,000 Shares were issued to certain Authorized Participants for $2,423,747,438 and 57,600,000 Shares were redeemed for $1,985,424,868.

This Report covers the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are corn, wheat, soybeans and sugar (the “Index Commodities”). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. In October 2007, the Master Fund reached position limits with respect to the CBOT July wheat futures contract, which was an Index Contract. Since that time, when required to buy wheat to track the Index, the Master Fund has been purchasing CBOT wheat futures contracts expiring in different months as well as wheat futures trading on other United States futures exchanges. In February 2008, the Master Fund reached position limits with respect to the CBOT corn and CBOT soybean contracts in the Index and, through June, purchased futures contracts in the CBOT soybean complex in lieu of those contracts. Commencing July and continuing to October, when required to buy corn and soybean contracts to track the Index, the Master Fund had been purchasing CBOT corn and soybean contracts expiring in different months.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $1,064,540,025 (or 100%) and $1,174,223,048 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $98,093,920 (or 9.21%) and $59,367,840 (or 5.06%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). The Index Sponsor is an affiliate of the Fund, the Master Fund and the Managing Owner.

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements, Wilmington Trust Company, the Trustee of the Fund and the Master Fund has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund, the Master Trust and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $15,159,629, of which $627,835 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $3,200,976 of which $610,088 was payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $1,548,579 of which $15,537 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $412,875 of which $32,991 was payable at December 31, 2007.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants.

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

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”) and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (formerly known as A I M Distributors, Inc.) (“Invesco Aim Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning January 3, 2007 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Basis of Fair Value Measurement

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2008 was $98,093,920 which is restricted and held against initial margin of the open futures contracts. Included in the United States Treasury Obligations as of December 31, 2007 was $59,367,840 which is restricted and held against initial margin of the open futures contracts. The Fund purchased $6,000,000 notional of United States Treasury Obligations for $5,956,083, which was unpaid as of December 31, 2007. As a result, a payable for securities purchased was recorded for $5,956,083 as of December 31, 2007.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2008 the Fund had cash held by the Commodity Broker of $732,849,487 of which $73,202,267 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2007 the Fund held no cash. There were no cash equivalents held by the Fund as of December 31, 2008 and December 31, 2007.

(g)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2008, the futures contracts held by the Fund were in an unrealized depreciation position of $73,202,267. As of December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $139,389,550, of which the Fund utilized $58,523,025 to purchase United States Treasury Obligations. No interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the payable to broker by $80,866,525.

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

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2007
State of New York	2007
New York City	2007
State of Florida	2007
State of Georgia	2007
State of Maine	2007
State of Oregon	2007
State of Utah	2007
State of West Virginia	2007

(i)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2008 and 2007, the futures contracts held by the Fund were in an unrealized depreciation position of $73,202,267 and an unrealized appreciation position of $139,389,550, respectively.

(j)	Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(k)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Year Ended December 31, 2008 and the Period Ended December 31, 2007.

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

All organizational and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Shares also will be paid by the Managing Owner.

(n)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Year Ended December 31, 2008 and the Period Ended December 31, 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of December 31, 2008:

United States Treasury Obligations (Level 1)	$404,892,805

Commodity Futures Contracts (Level 1)	$(73,202,267)

There were no Level 2 or Level 3 holdings as of December 31, 2008.

(6)	Financial Instrument Risk

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

Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Shares as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (the “DTC”) book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

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

(c)	Share Transactions

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as Initial Purchaser of the Fund in exchange for $25,000,000. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

Summary of Share Transactions for the Year Ended December 31, 2008 and the Period Ended December 31, 2007

	Shares Year Ended December 31, 2008	Amount Year Ended December 31, 2008	Shares Period Ended December 31, 2007	Amount Period Ended December 31, 2007
Shares Sold	64,600,000	$2,423,747,438	35,200,000	$986,237,996
Shares Redeemed	(57,600,000)	$(1,985,424,868)	(1,200,000)	$(32,756,920)

Net Increase	7,000,000	$438,322,570	34,000,000	$953,481,076

(8)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Trust, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

A distribution of $0.45 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $18,090,000 was paid to Shareholders. On December 30, 2008, the Fund paid $0.45 per General Share, a total distribution of $18.00.

A distribution of $0.45 per Share from net investment income was declared on December 14, 2007 to Shareholders of record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $13,680,000 was paid to Shareholders. On December 28, 2007, the Fund paid $0.45 per General Share, a total distribution of $18.00.

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of December 31, 2008 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the Year Ended December 31, 2008 and the Period Ended December 31, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Limited Units. The Fund is the majority Master Fund Limited Unit owner and the Managing Owner holds a minority interest in the Master Fund. Each Share issued by the Fund correlates with the Master Fund Limited Unit issued by the Master Fund and held by the Fund.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and the Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$-	$25.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(6.76)	7.28
Net investment income	0.35	0.98

Net income (loss)	(6.41)	8.26
Distributions of net investment income on Shares	(0.45)	(0.45)

Net increase (decrease)	(6.86)	7.81
Net asset value per Share, beginning of period	32.81

Net asset value per Share, end of period	$25.95	$32.81

Market value per Share, beginning of period	$32.99	$25.00

Market value per Share, end of period	$26.18	$32.99

Ratio to average Shares*
Net investment income	1.00%	3.49%
Total expenses	0.83%	0.84%

Total Return, at net asset value **	(19.54)%	33.04%

Total Return, at market value **	(19.28)%	33.76%

*	Percentages are annualized.
**	Percentages are not annualized for the Period Ended December 31, 2007 and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement No. 160). Statement No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement No. 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement No. 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented.

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement No. 161). Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of Statement No. 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

At this time, management is evaluating the implications of these Statements and their impact on the financial statements has not yet been determined.

(12)	Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurement (Statement No. 157). Statement No. 157 defines fair value , establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Fund adopted Statement No. 157 on January 1, 2008, and has determined that the application of this Statement did not have any impact on its results of operation and financial position.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 3, 2007, and has determined that the application of this Statement did not have any impact on its results of operations and financial position.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Kevin Rich, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 34 of this Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2008, as stated in their report on page 35 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position

Kevin Rich	48	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	42	Principal Financial Officer

Martin Kremenstein	32	Chief Operating Officer, Chief Investment Officer, Vice President and Member of the Board of Managers
Hans Ephraimson	44	Member of the Board of Managers

Kevin Rich joined Deutsche Bank AG in June 2003 and serves as a Managing Director in the Global Markets Investment Products Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Rich serves as an associated person, principal, Managing Director, and Chief Executive Officer of the Managing Owner and as an associated person of Deutsche Bank Securities Inc. Mr. Rich has been a principal and associated person of the Managing Owner since June 3, 2005 and June 10, 2005, respectively, and a member of the NFA since June 16, 2005. Mr. Rich served as the Principal Financial Officer of the Managing Owner from April 2007 through April 2008. Prior to joining Deutsche Bank, Mr. Rich was a Regional Vice President from November 2002 through May 2003 in Product Distribution for Claymore Securities, Inc. (“Claymore”), responsible for distribution of closed-end funds and unit investment trusts in the State of New York. Mr. Rich acted as an independent product development consultant prior to joining Claymore (August through October, 2002). From January 2000 through July 2002, Mr. Rich worked at Lehman Brothers, Inc. Mr. Rich served in several roles supporting the equities, fixed income and investment banking product lines. Mr. Rich received his MBA in Finance from the New York University Leonard N. Stern School of Business in 1996 and his Bachelors of Science in Business Administration from Taylor University in Upland, Indiana in 1983.

Michael Gilligan joined Deutsche Bank AG in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Principal Financial Officer of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse from September 1998 to March 2008 and held a number of positions in finance; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group from May 2007 to March 2008. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

Martin Kremenstein joined Deutsche Bank AG in August 2006, and serves as a Vice President in the Global Markets Investment Products Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Kremenstein serves as the Chief Operating Officer, Chief Investment Officer and Vice President of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and a member of the NFA since November 3, 2006. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase from September 1998 to August 2006, initially in London and then, from June 2003, in New York. From February 2005 to August 2006, Mr. Kremenstein worked in Market Risk Management, covering the Credit Portfolio division initially as an Associate, and later as a Vice President. From

September 1998 to February 2005, Mr. Kremenstein worked in various roles in Operations at JPMorgan Chase, including managing the Credit Portfolio Credit Hedge Analysis team, managing projects for the Credit Portfolio Market Hedge team, and managing P&L production for the Counterparty Risk Book (London). Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

Hans Ephraimson joined Deutsche Bank AG in June 1986 and is a Managing Director in the North American Structured Sales and Global Markets Investment Products Group. Mr. Ephraimson has also been a Desk Head for foreign exchange in Deutsche Bank AG’s Institutional Clients Group for North America since January 1999. Mr. Ephraimson serves as a member of the Board of Managers of the Managing Owner. Mr. Ephraimson has been a principal of the Managing Owner since July 9, 2008. Mr. Ephraimson received his Bachelors of Science from Syracuse University in 1986 and an MBA from Columbia University in 1995.

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://sec.gov/Archives/edgar/data/1159508/000095012306003563/y18643e20vf.htm.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value per Share at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $15,159,629 to DB Commodity Services LLC of which $14,531,794 had been paid at December 31, 2008.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $3,200,976 to DB Commodity Services LLC of which $2,590,888 had been paid at December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2008, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Kevin Rich	100	Less than 0.01%
	Directors and Officers of DB Commodity Services LLC as a group	100	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Audit Fees	$132,301	$121,875
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$132,301	$121,875

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

(a)(1) Financial Statements

See financial statements commencing on page 33 hereof.

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

*Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement of Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.

** Previously filed as an exhibit to a Registration Statement on Form S-1 (SEC File No. 333-148613) on January 11, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

	By:	DB Commodity Services LLC,
its Managing Owner

By: /s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Chief Executive Officer

By: /s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Agriculture Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

By: /s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Chief Executive Officer

Dated : February 23, 2009		By: /s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer