Form 10-K
period 2008-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund; DB Gold Master Fund
filed 2009-03-10
CIK 1367305, 1367306, 1383055, 1383056

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $82,536,000

Number of Common Units of Beneficial Interest outstanding as of March 2, 2009: 3,000,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus dated July 14, 2008 filed pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-150501) are incorporated by reference into Part I of this Report.

i

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

iii

PART I

ITEM 1.	BUSINESS

Organization

PowerShares DB Gold Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Gold Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 1,000,000 Shares were issued to certain Authorized Participants for $28,218,902 and 600,000 Shares were redeemed for $16,048,042 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. During the year ended December 31, 2008, an additional 3,000,000 Shares were issued to certain Authorized Participants for $95,134,198 and 1,800,000 Shares were redeemed for $57,876,484.

This Report covers the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (“DBLCI-OY GC ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index (the “Index Commodity”), is gold. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $83,693,739 (or 100%) and $45,639,077 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $5,418,584 (or 6.47%) and $2,069,550 (or 4.53%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

Index Composition

The Index is composed of one underlying Index Commodity. The closing level of the Index is calculated on each business day by the Index Sponsor based on the closing price of the futures contracts for the underlying Index Commodity and the notional amount of such Index Commodity.

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing price of the Index Commodity.

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to the Index Commodity, the Master Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), the Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

In general, as a futures contract approaches its expiration date, its price will move towards the spot price in a contangoed market. Assuming the spot price does not change, this would result in the futures contract price decreasing and a negative implied roll yield. The opposite is true in a backwardated market. Rolling in a contangoed market will tend to cause a drag on the Index Commodity’s contribution to the Fund’s return while rolling in a backwardated market will tend to cause a push on the Index Commodity’s contribution to the Fund’s return.

The Deutsche Bank Liquid Commodity Index–Optimum Yield Gold is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

The futures contract price for the Index Commodity will be the exchange closing price for the Index Commodity on each weekday when banks in New York, New York are open (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for the Index Commodity. “Exchange Business Day” means, in respect of the Index Commodity, a day that is a trading day for the Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

On the first New York business day (the “Verification Date”), of each month, the Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2009, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2009, a new Index Commodity futures contract with a later Delivery Month will be selected.

For the underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2009 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2009, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2009 and July 2010. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After the futures contract selection, the monthly roll for the Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the 2nd and 6th Index Business Day of the month.

On each day during the roll period, new notional holdings are calculated. The calculations for the futures contracts on the old Index Commodity that are leaving the Index and the futures contracts on the new Index Commodity are then calculated.

On all days that are not monthly index roll days, the notional holdings of the Index Commodity future remains constant.

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

The net asset value per Share will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket of Shares may be different from the net asset value of a Basket of Shares (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket of Shares) and similarly the public trading price per Share may be different from its net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical to the same forces influencing the prices of the Index Commodity comprising the Index, trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodity is traded. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodity is traded is closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

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

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DGL.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

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

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index is concentrated in terms of the number of commodities represented. The Fund is concentrated in a single commodity. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in an Index and the net asset value of the Fund and Master Fund which track the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	15.08%
Average rolling 3 month daily volatility	13.77%
Monthly return volatility	14.67%
Average annual volatility	13.96%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	11.42%
1989	13.16%
1990	17.65%
1991	12.67%
1992	8.32%
1993	14.43%
1994	9.59%
1995	6.63%
1996	6.18%

Year	Daily Volatility
1997	12.59%
1998	12.82%
1999	17.33%
2000	15.03%
2001	14.42%
2002	13.44%
2003	16.66%
2004	16.25%
2005	12.39%
2006	22.81%
2007	13.91%
2008*	25.53%

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.50% per annum. Additional charges include brokerage fees of approximately 0.04% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.24% per annum, based upon the yield on 3-month U.S. Treasury bills as of March 2, 2009. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Possibility of Termination of the Fund or Master Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner was obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in the Fund’s Index through a fund vehicle will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.

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

Market Information

The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DGL.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2008	$37.42	$32.38
June 30, 2008	$35.35	$31.73
September 30, 2008	$36.20	$27.52
December 31, 2008	$34.00	$26.46

Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on January 5, 2007)	$26.36	$24.12
June 30, 2007	$27.34	$25.38
September 30, 2007	$29.10	$25.67
December 31, 2007	$32.47	$28.48

Holders

As of December 31, 2008, the Fund had 4,470 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

On December 30, 2008, the Fund paid $0.26 per General Share, to the Managing Owner, a total distribution of $10.40. On December 30, 2008, the Fund paid $0.26 per Share to each Shareholder of record on December 17, 2008, a total distribution of $624,000. All distributions were made from net investment income.

On December 28, 2007, the Fund paid $0.81 per General Share, to the Managing Owner, a total distribution of $32.40. On December 28, 2007, the Fund paid $0.81 per Share to each Shareholder of record on December 19, 2007, a total distribution of $972,000. Prior to this, no distributions had been paid on the Fund’s Shares or General Shares. All distributions were made from net investment income.

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

For the Year Ended December 31, 2008, 3.0 million Shares were created for $95.1 million and 1.8 million Shares were redeemed for $57.9 million. For the Three Months Ended December 31, 2008, 1.4 million Shares were created for $40.2 million and 0.4 million Shares were redeemed for $11.4 million. On December 31, 2008, 2.6 million Shares were outstanding for a market capitalization of $83.6 million.

For the Period Ended December 31, 2007, 2.0 million Shares were created for $53.2 million and 0.6 million Shares were redeemed for $16.0 million. For the Three Months Ended December 31, 2007, 0.2 million Shares were created for $6.1 million and no Shares were redeemed. On December 31, 2007, 1.4 million Shares were outstanding for a market capitalization of $44.2 million.

(c)    The following table summarizes the redemptions by Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2008	1,800,000	$32.15
Period Ended December 31, 2007	600,000	$26.74

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$1,097,907	$1,174,702
Net investment income	$690,910	$1,032,838
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$2,160,949	$6,943,605
Net Income	$2,851,859	$7,976,443

	Year Ended December 31, 2008	Period Ended December 31, 2007
Distribution per Share	$0.26	$0.81
Net Increase in cash	$33,461,910	$1,000

	As of December 31, 2008	As of December 31, 2007
Total Assets	$83,693,739	$45,642,633
Shares NAV	$32.18	$31.55
General Shares NAV	$32.18	$31.55

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$414,107	$293,553	$334,430	$55,817
Net investment income	$324,770	$186,987	$227,549	$(48,396)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$2,698,795	$66,046	$(4,146,559)	$3,542,667
Net income/(loss)	$3,023,565	$253,033	$(3,919,010)	$3,494,271
Increase/(decrease) in Net Asset Value	$38,103,267	$407,103	$(30,680,934)	$31,656,127

	For the period from January 3, 2007 (commencement of investment operations) to March 31, 2007	For the Three Months Ended June 30, 2007	For the Three Months Ended September 30, 2007	For the Three Months Ended December 31, 2007
Interest income	$294,920	$249,700	$267,487	$362,595
Net investment income	$262,147	$223,049	$236,101	$311,541
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$956,298	$(642,438)	$2,802,288	$3,827,457
Net income/(loss)	$1,218,445	$(419,389)	$3,038,389	$4,138,998
Increase/(decrease) in Net Asset Value	$26,219,445	$(5,686,677)	$14,396,745	$9,246,758

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (“DBLCI-OY GC ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is gold. The Index is composed of notional amounts of the Index Commodity. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The sponsor of the Index (the “Index Sponsor”), is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Trust, the Fund, the Master Trust, the Master Fund and the Managing Owner.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the gold sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Total Return™ (the “DBLCI-OY Gold TR™”) consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2008 and 2007 and the Year Ended December 31, 2008 and the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31,

2008 and 2007 and the Year Ended December 31, 2008 and the Period Ended December 31, 2007.

Underlying Index	Total returns for index in the DBLCI-OY Gold TR™
	Three Months Ended December 31, 2008	Year Ended December 31, 2008	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Gold	(0.06)%	3.15%	11.62%	30.68%
TOTAL RETURN	(0.06)%	3.15%	11.62%	30.68%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Gold TR™. The only difference between the Index and the DBLCI-OY Gold TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Gold TR™ does include such a component. The difference between the Index and the DBLCI-OY Gold TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s total return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Gold TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the total return on an investment in the Fund is expected to underperform the Index.

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

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading. Also, see Item 1A. – Risk Factors – “Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Master Fund Remains at Risk of Significant Losses Because the Master Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.”

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

Operating Activities

Net cash flow used for operating activities was $3.2 million and $36.2 million for the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2008, $277.5 million was paid to purchase United States Treasury Obligations and $277.4 million was received from sales and maturing contracts. During the Period Ended December 31, 2007 $126.1 million was paid to purchase United States Treasury Obligations and $87.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $3.5 million and $6.3 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $36.6 million and $36.2 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This included $95.1 million and $53.2 million from the sale of Shares to Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007, THE YEAR ENDED DECEMBER 31, 2008

AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (the “DBLCI-OY GC ER™” or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DGL”), (ii) the Fund’s NAV (as reflected by the graph “DGLNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DGLDIX”). The price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

COMPARISON OF DGL, DGLNAV AND DGLDIX FOR THE YEAR ENDED DECEMBER 31, 2008, THE

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

FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.26 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share increased 1.77% from $31.58 per Share to $32.14 per Share. The Share price low and high for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $26.46 per Share (-16.21%) on November 12, 2008 to a high of $37.42 per Share (+18.49%) on March 17, 2008. Therefore, the total return for the Fund, on a market value basis was 2.60%, including the above noted distribution for the period.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $0.81 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 26.32% from $25.00 per Share to $31.58 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $24.12 per Share (-3.52%) on January 5, 2007 to a high of $32.47 per Share (+29.88%) on November 7, 2007. Therefore, the total return for the Fund, on a market value basis was 29.56% including the above noted distribution for the period.

Fund Share Net Asset Performance

For the Year Ended December 31, 2008, the net asset value of each Share increased 2.00% from $31.55 per Share to $32.18 per Share. Appreciation in the price for gold futures contracts during the Year Ended December 31 2008, contributed to a 3.15% increase in the level of the DBLCI-OY GC TR™. On December 30, 2008, the Fund made a $0.26 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was 2.82%.

Net income for the Year Ended December 31, 2008 was $2.9 million, resulting from $1.1 million of interest income, net realized loss of $1.3 million, unrealized gain of $3.5 million, and operating expenses of $0.4 million.

For the Period Ended December 31, 2007, the net asset value of each Share increased 26.20% from $25.00 per Share to $31.55 per Share. Strong appreciation in the price of gold futures contracts during the Period Ended December 31, 2007, contributed to a 30.68% increase in the level of the DBLCI-OY GC TR™. On December 28, 2007, the Fund made a $0.81 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis including the above noted distribution was 29.44%.

Net income for the Period Ended December 31, 2007 was $8.0 million, resulting from $1.2 million of interest income, net realized gain of $0.6 million and net unrealized gain of $6.3 million and operating expenses of $0.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.26 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 0.09% from $32.17 per Share to $32.14 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $34.00 per Share (+5.69%) on October 9, 2008 to a low of $26.46 per Share (-17.75%) on November 12, 2008. Therefore, the total return for the Fund, on a market value basis was 0.71% including the above noted distribution, for the period.

On December 28, 2007, the Fund made a $0.81 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 8.52% from $29.10 per Share to $31.58 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $28.48 per Share (-2.13%) on October 3, 2007 to a high of $32.47 per Share (+11.58%) on November 7, 2007. Therefore, the total return for the Fund, on a market value basis was 11.31% including the above noted distribution, for the period.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 0.98% from $32.50 per Share to $32.18 per Share. Falling prices for gold futures contracts during the Three Months Ended December 31, 2008, contributed to a 0.06% decrease in the level of the DBLCI-OY GC TR™. On December 30, 2008, the Fund made a $0.26 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis was -0.18%, including the above noted distribution, for the period.

Net income for the Three Months Ended December 31, 2008 was $3.5 million, resulting from $0.1 million of interest income, net realized loss of $2.0 million, unrealized gain of $5.5 million, and operating expenses of $0.1 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 8.38% from $29.11 per Share to $31.55 per Share. Strong appreciation in the price of gold futures contracts during the Three Months Ended December 31, 2007, contributed to an 11.62% increase in the level of the DBLCI-OY GC TR™. On December 28, 2007, the Fund made a $0.81 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return on a net asset value basis for the Fund including the above noted distribution, was 11.16%.

Net income for the Three Months Ended December 31, 2007 was $4.1 million, resulting from $0.4 million of interest income, net realized gain of $0.1 million, net unrealized gain of $3.7 million and operating expenses of $0.1 million.

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

The Fund’s risk exposure in the market sector traded by the Fund is quantified below in terms of Value at Risk. Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses at fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

THE FUND’S TRADING VALUE AT RISK

The following table indicates the trading Value at Risk associated with the Fund’s open positions as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* of Net Assets	Number of times VaR Exceeded
Gold	June 2009	3,826,784	4.57%	9
Aggregate/Total		3,827,027	4.57%	8

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* of Net Assets	Number of times VaR Exceeded
Gold	August 2008	1,074,000	2.43%	7
Aggregate/Total		1,074,000	2.43%	7

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all positions.

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

The primary trading risk exposure of the Fund as of December 31, 2008 relating to the Index Commodity is as follows:

Gold

The price of gold is volatile and is affected by numerous factors. Gold prices float freely in accordance with supply and demand. The price movement of gold may be influenced by a variety of factors, including announcements from central banks regarding reserve gold holdings, agreements among central banks, purchases and sales of gold by central banks, other governmental agencies that hold large supplies of gold, political uncertainties, economic concerns such as an increase or decrease in confidence in the global monetary system, the relative strength of the U.S. dollar, interest rates and numerous other factors. Gold prices may also be affected by industry factors such as industrial and jewelry demand.

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Gold Fund and Subsidiary (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Kevin Rich, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2008.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2008, as stated in their report on page 32 of the Fund’s Annual Report on Form 10-K.

By:	/s/ Kevin Rich
Name:	Kevin Rich
Title:	Chief Executive Officer of the Managing Owner

By:	/s/ Michael Gilligan
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Gold Fund and Subsidiary:

We have audited PowerShares DB Gold Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Gold Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Gold Fund and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated March 9, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Gold Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Gold Fund and Subsidiary (the Fund) as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Gold Fund and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Gold Fund and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 9, 2009

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2008 and 2007

	2008	2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $40,493,607 and $39,361,380, respectively)	$40,498,409	$39,367,337
Cash held by broker	33,461,910	-
Net unrealized appreciation on futures contracts	9,733,420	6,271,740

Deposits with broker	83,693,739	45,639,077
Other assets	-	3,556

Total assets	$83,693,739	$45,642,633

Liabilities and shareholders’ equity
Payable to broker	$-	$1,448,582
Management fee payable	30,192	16,780
Brokerage fee payable	426	-
Non controlling interest in consolidated subsidiary - related party	1,287	1,000

Total liabilities	$31,905	$1,466,362

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,000	1,000
Accumulated earnings	287	262

Total General shares	1,287	1,262

Shares:
Paid in capital - 2,600,000 and 1,400,000 redeemable shares issued and outstanding as of December 31, 2008 and 2007, respectively	74,428,574	37,170,860
Accumulated earnings	9,231,973	7,004,149

Total Shares	83,660,547	44,175,009

Total shareholders’ equity	83,661,834	44,176,271

Total liabilities and shareholders’ equity	$83,693,739	$45,642,633

Net asset value per share
General shares	$32.18	$31.55
Shares	$32.18	$31.55

See accompanying notes to consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

	Percentage
Description	of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	7.17%	$5,999,970	$6,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	7.77	6,499,974	6,500,000
U.S. Treasury Bills, 0.355% due February 12, 2009	17.93	14,999,520	15,000,000
U.S. Treasury Bills, 0.15% due February 26, 2009	7.17	5,999,736	6,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	8.37	6,999,209	7,000,000

Total United States Treasury Obligations (cost $40,493,607)	48.41%	$40,498,409

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts Gold (933 contracts, settlement date June 26, 2009)	11.63%	$9,733,420

Net Unrealized Appreciation on Futures Contracts	11.63%	$9,733,420

See accompanying notes to consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	15.84%	$6,999,552	$7,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	3.39	1,499,186	1,500,000
U.S. Treasury Bills, 3.04% due January 24, 2008	22.60	9,983,940	10,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	11.29	4,985,500	5,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	24.75	10,933,284	11,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	11.24	4,965,875	5,000,000

Total United States Treasury Obligations (cost $39,361,380)	89.11%	$39,367,337

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

	Percentage of	Fair
Description	Net Assets	Value
Unrealized Appreciation on Futures Contracts Gold (511 contracts, settlement date August 27, 2008)	14.20%	$6,271,740

Net Unrealized Appreciation on Futures Contracts	14.20%	$6,271,740

See accompanying notes to consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Income
Interest Income	$1,097,907	$1,174,702

Expenses
Management fee	352,356	130,429
Brokerage commissions and fees	54,641	11,435

Total expenses	406,997	141,864

Net investment income	690,910	1,032,838

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	50,324	568
Futures	(1,349,900)	665,340

Net realized gain (loss)	(1,299,576)	665,908

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,155)	5,957
Futures	3,461,680	6,271,740

Net change in unrealized gain	3,460,525	6,277,697

Net realized and net change in unrealized gain on
United States Treasury Obligations and Futures	2,160,949	6,943,605

Net Income	$2,851,859	$7,976,443

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total
	General Shares		Accumulated Earnings	Total Equity	Shares		Accumulated Earnings	Total Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$262	$1,262	1,400,000	$37,170,860	$7,004,149	$44,175,009	$44,176,271
Sale of Shares					3,000,000	95,134,198		95,134,198	95,134,198
Redemption of Shares					(1,800,000)	(57,876,484)		(57,876,484)	(57,876,484)
Net Income
Net investment income			13	13			690,897	690,897	690,910
Net realized loss on United States Treasury Obligations and Futures			(3)	(3)			(1,299,573)	(1,299,573)	(1,299,576)
Net change in unrealized gain on United States Treasury Obligations and Futures			25	25			3,460,500	3,460,500	3,460,525

Net Income			35	35			2,851,824	2,851,824	2,851,859
Distributions of net investment income ($0.26 per Share)			(10)	(10)			(624,000)	(624,000)	(624,010)

Balance at December 31, 2008	40	$1,000	$287	$1,287	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,661,834

See accompanying notes to consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares				Total
	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity (Deficit)	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity (Deficit)
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Shares					2,000,000	53,218,902		53,218,902	53,218,902
Redemption of Shares					(600,000)	(16,048,042)		(16,048,042)	(16,048,042)
Net Income
Net investment income			45	45			1,032,793	1,032,793	1,032,838
Net realized gain on United States Treasury Obligations and futures			54	54			665,854	665,854	665,908
Net change in unrealized gain on United States Treasury Obligations and futures			195	195			6,277,502	6,277,502	6,277,697

Net Income			294	294			7,976,149	7,976,149	7,976,443

Distributions of net investment income ($0.81 per Share)			(32)	(32)			(972,000)	(972,000)	(972,032)

Balance at December 31, 2007	40	$1,000	$262	$1,262	1,400,000	$37,170,860	$7,004,149	$44,175,009	$44,176,271

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Cash flow provided by operating activities:
Net Income	$2,851,859	$7,976,443

Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(277,503,383)	(126,122,942)
Proceeds from securities sold and matured	277,405,815	87,827,067
Net accretion of discount and amortization of premium on United States Treasury Obligations	(984,335)	(1,064,937)
Net realized gain on United States Treasury Obligations	(50,324)	(568)
Net change in unrealized gain on United States Treasury Obligations and futures	(3,460,525)	(6,277,697)
Change in operating receivables and liabilities:
Payable to broker	(1,448,582)	1,448,582
Management fee payable	13,412	16,780
Other assets	3,556	(3,556)
Brokerage fee payable	426	-
Non controlling interest in consolidated subsidiary—related party	287	1,000

Net cash used for operating activities	(3,171,794)	(36,199,828)

Cash flows from financing activities:
Proceeds from sale of Shares	95,134,198	53,218,902
Redemption of Shares	(57,876,484)	(16,048,042)
Cash distributions paid on Shares and General Shares	(624,010)	(972,032)

Net cash provided by financing activities	36,633,704	36,198,828

Net change in cash held by broker	33,461,910	(1,000)
Cash held by broker at beginning of period	-	1,000

Cash held by broker at end of period	$33,461,910	$-

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Gold Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2008

(1)	Organization

PowerShares DB Gold Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Gold Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st . The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 1,000,000 Shares were issued to certain Authorized Participants for $28,218,902 and 600,000 Shares were redeemed for $16,048,042 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. During the year ended December 31, 2008, an additional 3,000,000 Shares were issued to certain Authorized Participants for $95,134,198 and 1,800,000 Shares were redeemed for $57,876,484.

This Report covers the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (“DBLCI-OY GC ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index, or the Index Commodity, is gold. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in the specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $83,693,739 (or 100%) and $45,639,077 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $5,418,584 (or 6.47%) and $2,069,550 (or 4.53%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). The Index Sponsor is an affiliate of the Fund, the Master Fund and the Managing Owner.

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements, Wilmington Trust Company, the Trustee of the Fund and the Master Fund has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $352,356, of which $30,192 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $130,429 of which $16,780 was payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $54,641, of which $426 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $11,435. At December 31, 2007 there were no brokerage fees payable to the Commodity Broker.

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

The Fund adopted Financial Accounting Standards Board Statement No. 157, “Fair Value Measurements” (Statement No. 157), effective January 1, 2008. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement No. 157 are described below:

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of December 31, 2008 was $5,418,584, which were restricted and held against initial margin of the open futures contracts. Included in the United States Treasury Obligations as of December 31, 2007 was $2,069,550 which were restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2008, the Fund did not have an amount payable to broker. As of December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $6,271,740, of which the Fund utilized $1,448,582 to purchase United States Treasury Obligations. No interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the payable to broker by $4,823,158.

(g)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2008, the Fund held cash of $33,461,910. There were no cash equivalents held by the Fund as of December 31, 2008. There were no cash or cash equivalents held by the Fund as of December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2008 and 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $9,733,420 and $6,271,740, respectively.

(j)	Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.50% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(k)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract by contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Year Ended December 31, 2008 and the Period Ended December 31, 2007.

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

Assets and Liabilities Measured at Fair Value as of December 31, 2008:

United States Treasury Obligations (Level 1)	$40,498,409
Commodity Futures Contracts (Level 1)	$9,733,420

There were no Level 2 or Level 3 holdings as of December 31, 2008.

(6)	Financial Instrument Risk

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

	Shares Year Ended December 31, 2008	Amount Year Ended December 31, 2008	Shares Period Ended December 31, 2007	Amount Period Ended December 31, 2007
Shares Sold	3,000,000	$95,134,198	2,000,000	$53,218,902
Shares Redeemed	(1,800,000)	(57,876,484)	(600,000)	(16,048,042)

Net Increase	1,200,000	$37,257,714	1,400,000	$37,170,860

(8)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Trust, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

A distribution of $0.26 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $624,000 was paid to Shareholders. On December 30, 2008, the Fund paid $0.26 per General Share, a total distribution of $10.40.

A distribution of $0.81 per Share from net investment income was declared on December 14, 2007 to Shareholders of record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $972,000 was paid to Shareholders. On December 28, 2007, the Fund paid $0.81 per General Share, a total distribution of $32.40.

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

	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$ -	$ 25.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.58	6.28
Net investment income	0.31	1.08

Net income	0.89	7.36
Distributions of net investment income on Shares	(0.26)	(0.81)

Net increase	0.63	6.55
Net asset value per Share, beginning of period	31.55	-

Net asset value per Share, end of period	$ 32.18	$ 31.55

Market value per Share, beginning of period	$ 31.58	$ 25.00

Market value per Share, end of period	$ 32.14	$ 31.58

Ratio to average Shares*
Net investment income	0.98%	3.92%
Total expenses	0.58%	0.54%

Total Return, at net asset value **	2.82%	29.44%

Total Return, at market value **	2.60%	29.56%

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

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements (Statement No. 157). Statement No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Fund adopted Statement No. 157 on January 1, 2008, and has determined that the application of this Statement did not have any impact on its results of operation and financial position.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN No. 48 on January 3, 2007, and has determined that the application of this Statement did not have any impact on its results of operations and financial position.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Kevin Rich, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 31 of this Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2008, as stated in their report on page 32 of this Form 10-K.

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

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://www.db.com/ir/en/content/5973.htm.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.50% (0.50% annually) of the daily net asset value per Share at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $352,356 to DB Commodity Services LLC of which $322,164 had been paid at December 31, 2008.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $130,429 to DB Commodity Services LLC of which $113,649 had been paid at December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2008, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Kevin Rich	100	Less than 0.01%

	Directors and Officers of DB Commodity Services LLC as a group	100	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Audit Fees	$110,294	$121,875
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$110,294	$121,875

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

(a)(1) Financial Statements

See financial statements commencing on page 30 hereof.

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

*Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.

** Previously filed as an exhibit to a Registration Statement on Form S-1 (SEC File No. 333-148613) on January 11, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Gold Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Chief Executive Officer

	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Gold Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Chief Executive Officer

Dated: March 9, 2009	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer