Form 10-K
period 2008-12-31
DB Multi-Sector Commodity Master Trust; DB BASE METALS MASTER FUND; POWERSHARES DB BASE METALS FUND; PowerShares DB Multi-Sector Commodity Trust
filed 2009-03-10
CIK 1367305, 1383083, 1383084, 1367306

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 105,042,000

Number of Common Units of Beneficial Interest outstanding as of February 24, 2009: 4,400,000

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

Organization

PowerShares DB Base Metals Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Base Metals Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 3,200,000 Shares were issued to certain Authorized Participants for $89,426,652 and 2,000,000 Shares were redeemed for $47,212,300 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. During the period from January 1, 2008 to December 31, 2008, an additional 3,600,000 Shares were issued to certain Authorized Participants for $89,803,186 and 3,000,000 Shares were redeemed for $61,763,342.

This Report covers the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (“DBLCI-OY Industrial Metals ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index (the “Index Commodities”) are aluminum, zinc and copper–Grade A. The Index Commodities are currently trading on the London Metals Exchange (the “LME”). Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $33,443,339 (or 100%) and $48,441,765 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $5,273,461 (or 15.77%) and $3,724,600 (or 7.69%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Aluminum	33.33
Zinc	33.33
Copper-Grade A	33.33
Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Master Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in each Index. As a result, each Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

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

The Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBB”. Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

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

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index is concentrated in terms of the number of commodities represented. The Fund is concentrated in 3 commodities. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in an Index and the net asset value of the Fund and Master Fund which track the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	19.75%
Average rolling 3 month daily volatility	18.09%
Monthly return volatility	20.83%
Average annual volatility	17.68%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1997***	11.99%
1998	14.38%
1999	14.07%
2000	11.78%
2001	12.57%
2002	13.12%
2003	13.80%
2004	20.85%
2005	18.18%
2006	32.26%
2007	20.35%
2008*	28.81%

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.03% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.28% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 26, 2009. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Market Information

The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBB.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2008	$27.90	$21.70
June 30, 2008	$26.35	$23.50
September 30, 2008	$25.61	$19.55
December 31, 2008	$19.40	$11.09

Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on January 5, 2007)	$25.25	$22.29
June 30, 2007	$29.43	$24.85
September 30, 2007	$28.73	$24.12
December 31, 2007	$26.80	$21.34

Holders

As of December 31, 2008, the Fund had 6,411 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

On December 30, 2008, the Fund paid $0.28 per General Share, to the Managing Owner, a total distribution of $11.20. On December 30, 2008, the Fund paid $0.28 per Share to each Shareholder of record on December 17, 2008, a total distribution of $0.8 million. All distributions were made from net investment income.

On December 28, 2007, the Fund paid $0.96 per General Share, to the Managing Owner, a total distribution of $38.40. On December 28, 2007, the Fund paid $0.96 per Share to each Shareholder of record on December 19, 2007, a total distribution of $2.1 million. Prior to this, no distributions had been paid on the Fund’s Shares or General Shares. All distributions were made from net investment income.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-09) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-10) and on January 15, 2008 (File No. 333-148613-14) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-10) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-09) also acts as Post-Effective Amendment No. 1 to File No. 333-148613-14, Post-Effective Amendment No. 2 to File No. 333-142163-10 and acts as Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-09, which also contained this information. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2008, 3.6 million Shares were created for $89.8 million and 3.0 million Shares were redeemed for $61.8 million. For the Three Months Ended December 31, 2008, no Shares were created and 1.2 million Shares were redeemed for $19.5 million. On December 31, 2008, 2.8 million Shares were outstanding for a market capitalization of $33.3 million.

For the Period Ended December 31, 2007, 4.2 million Shares were created for $114.4 million and 2.0 million Shares were redeemed for $47.2 million. For the Three Months Ended December 31, 2007, 0.4 million Shares were created for $9.9 million and 1.6 million Shares were redeemed for $36.5 million. On December 31, 2007, 2.2 million Shares were outstanding for a market capitalization of $48.2 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2008	3,000,000	$20.59
Period Ended December 31, 2007	2,000,000	$23.60

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31, 2008	Period Ended December 31, 2007

Interest Income	$1,493,654	$2,624,049
Net investment income	$874,716	$2,176,430
Net realized and change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(43,111,324)	$(18,878,024)
Net Loss	$(42,236,608)	$(16,701,594)
Distribution per Share	$0.28	$0.96
Net increase in cash	$19,900,757	$11,050,488

	As of December 31, 2008	As of December 31, 2007
Total Assets	$33,443,339	$48,441,765
Shares NAV	$11.94	$22.00
General Shares NAV	$11.93	$22.00

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$479,772	$470,592	$415,178	$128,112
Net investment income	$322,050	$261,027	$245,414	$46,225
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$6,806,032	$(2,552,373)	$(21,910,277)	$(25,454,706)
Net income/(loss)	$7,128,082	$(2,291,346)	$(21,664,863)	$(25,408,481)
Increase/(decrease) in Net Asset Value	$68,224,914	$(11,927,738)	$(25,557,125)	$(45,720,826)

	For the period from January 3, 2007 (commencement of investment operations) to March 31, 2007	For the Three Months Ended June 30, 2007	For the Three Months Ended September 30, 2007	For the Three Months Ended December 31, 2007
Interest income	$277,520	$607,345	$1,007,637	$731,547
Net investment income	$233,542	$511,521	$842,478	$588,889
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(361,321)	$(2,905,110)	$(2,658,140)	$(12,953,453)
Net income/(loss)	$(127,779)	$(2,393,589)	$(1,815,662)	$(12,364,564)
Increase/(decrease) in Net Asset Value	$24,873,221	$44,194,231	$20,489,956	$(41,155,688)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (“DBLCI-OY Industrial Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the base metals sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total Return™ (the “DBLCI-OY Industrial Metals TR™”) consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

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

Underlying Index	Total returns for index in the DBLCI-OY Industrial Metals TR™
	Three Months Ended December 31, 2008	Year Ended December 31, 2008	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Aluminum Indices	(36.85)%	(38.78)%	(3.95%)	(5.13%)
DB Zinc Indices	(28.64)%	(48.34)%	(20.05%)	(35.14%)
DB Copper—Grade A Indices	(51.84)%	(52.10)%	(15.25%)	23.10%
TOTAL RETURN	(38.37)%	(44.52)%	(13.21%)	(7.76%)

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Industrial Metal TR™. The only difference between the Index and the DBLCI-OY Industrial Metal TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Industrial Metal TR™ does include such a component. The difference between the Index and the DBLCI-OY Industrial Metal TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently the Fund’s total return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Industrial Metal TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the total return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $7.4 million and $54.1 million for the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2008, $343.1 million was paid to purchase United States Treasury Obligations and $358.4 million was received from sales and maturing contracts. During the Period Ended December 31, 2007, $282.8 million was paid to purchase United States Treasury Obligations and $240.6 million was received from sales and maturing contracts. Unrealized depreciation on United States Treasury Obligations and futures increased by $21.1 million and $7.5 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $27.3 million and $65.1 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This included $89.8 million and $114.4 million from the sale of Shares to Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007, THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (“DBLCI-OY Industrial Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBB”), (ii) the Fund’s NAV (as reflected by the graph “DBBNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBBMIX”). The price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

COMPARISON OF DBB, DBBNAV AND DBBMIX FOR THE YEAR ENDED DECEMBER 31, 2008, THE

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

FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.28 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 45.62% from $21.90 per Share to $11.91 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $27.90 per Share (+27.40%) on March 5, 2008 to a low of $11.09 per Share (-49.36%) on December 18, 2008. Therefore, the total return for the Fund, on a market value basis was -44.34%, including the above noted distribution, for the period.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $0.96 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share decreased 12.40% from $25.00 per Share to $21.90 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $21.34 per Share (-14.64%) on December 18, 2007 to a high of $29.43 per Share (+17.72%) on May 4, 2007. Therefore, the total return for the Fund, on a market value basis was -8.56%, including the above noted distribution for the period.

Fund Share Net Asset Performance

For the Year Ended December 31, 2008, the net asset value of each Share decreased 45.73% from $22.00 per Share to $11.94 per Share. Falling futures contract prices for aluminum, zinc and copper during the Year Ended December 31, 2008 contributed to an overall 44.52% decrease in the level of the DBLCI-OY Industrial Metals TR™. On December 30, 2008, the Fund made a $0.28 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis was -44.45%, including the above noted distribution for the period.

Net loss for the Year Ended December 31, 2008 was $42.2 million, resulting from $1.5 million of interest income, net realized losses of $22.0 million, net unrealized losses of $21.1 million and operating expenses of $0.6 million.

For the Period Ended December 31, 2007, the net asset value of each Share decreased 12.00% from $25.00 per Share to $22.00 per Share. Falling futures contract prices for aluminum and zinc more than offset increases in the futures contract prices for copper during the Period Ended December 31, 2007 resulting in an overall 7.76% decrease in the level of the DBLCI-OY Industrial Metals TR™. On December 28, 2007, the Fund made a $0.96 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was -8.16%.

Net loss for the Period Ended December 31, 2007 was $16.7 million, resulting from $2.6 million of interest income, net realized loss of $11.4 million, net unrealized losses of $7.5 million and operating expenses of $0.4 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.28 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 39.45% from $19.67 per Share to $11.91 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a high of $19.40 per Share (-1.37%) on October 1, 2008 to a low of $11.09 per Share (-43.62%) on December 18, 2008. Therefore, the total return for the Fund, on a market value basis was -38.03%, including the above noted distribution, for the period.

On December 28, 2007, the Fund made a $0.96 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share decreased 17.01% from $26.39 per Share to $21.90 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $21.34 per Share (-19.14%) on December 18, 2007 to a high of $26.80 per Share (+1.55%) on October 3, 2007. Therefore, the total return for the Fund, on a market value basis was -13.38%, including the above noted distribution, for the period.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 39.67% from $19.79 per Share to $11.94 per Share. Falling futures contract prices for aluminum, zinc and copper during the Three Months Ended December 31, 2008 contributed to an overall 38.37% decrease in the level of the DBLCI-OY Industrial Metals TR™. On December 30, 2008, the Fund made a $0.28 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, was -38.25%, including the above noted distribution for the period.

Net loss for the Three Months Ended December 31, 2008 was $25.4 million, resulting from $0.1 million of interest income, net realized losses of $16.2 million, net unrealized losses of $9.2 million and operating expenses of $.08 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share decreased 16.48% from $26.34 per Share to $22.00 per Share. Falling futures contract prices for aluminum, zinc and copper during the Three Months Ended December 31, 2007 contributed to an overall 13.21% decrease in the level of the DBLCI-OY Industrial Metals TR™. On December 28, 2007, the Fund made a $0.96 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis was -12.83%, including the above noted distribution for the period.

Net loss for the Three Months Ended December 31, 2007 was $12.4 million, resulting from $0.7 million of interest income, net realized gains of $10.8 million, net unrealized losses of $2.2 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Aluminum	November 2009	490,396	1.47%	9
Zinc	May 2009	874,032	2.62%	5
Copper—Grade A	March 2009	746,435	2.23%	12
Aggregate/Total		1,872,741	5.60%	4

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Aluminum	November 2008	482,586	1.00%	10
Zinc	May 2008	932,668	1.93%	8
Copper—Grade A	March 2008	736,351	1.52%	7
Aggregate/Total		1,896,850	3.92%	4

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

The following were the primary trading risk exposures of the Fund as of December 31, 2008 by Index Commodities:

Aluminum

The price of aluminum is volatile. The price movement of aluminum may be influenced by a variety of factors, including the level of global industrial activity and demand, especially relating to the transportation, packaging and building sectors, each of which significantly influences the demand, and in turn, the price of aluminum. Prices for aluminum are influenced by a number of factors including the level of economic activity in large aluminum consuming markets, political uncertainties, economic concerns and the rate of supply of new metal from producers. The production of aluminum is a power intensive process that requires large amounts of inexpensive power. Disruptions in the amount of energy available to aluminum producers could affect the supply of aluminum.

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Base Metals Fund and Subsidiary (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2008, as stated in their report on page 34 of the Fund’s Annual Report on Form 10-K.

By:	/s/ Kevin Rich
Name:	Kevin Rich
Title:	Chief Executive Officer of the Managing Owner

By:	/s/ Michael Gilligan
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Base Metals Fund and Subsidiary:

We have audited PowerShares DB Base Metals Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Base Metals Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Base Metals Fund and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated March 9, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Base Metals Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Base Metals Fund and Subsidiary (the Fund) as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Base Metals Fund and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Base Metals Fund and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 9, 2009

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2008 and 2007

	2008	2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $30,999,510 and $44,839,134, respectively)	$30,997,263	$44,861,139
Cash held by broker	30,952,245	11,051,488
Net unrealized depreciation on futures contracts	(28,506,169)	(7,470,862)

Deposits with broker	33,443,339	48,441,765
Total assets	$33,443,339	$48,441,765

Liabilities and shareholders’ equity
Management fee payable	21,332	30,794
Brokerage fee payable	585	8,251
Non controlling interest in consolidated subsidiary - related party	477	1,000

Total liabilities	$22,394	$40,045

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,000	1,000
Accumulated deficit	(523)	(120)

Total General shares	477	880

Shares:
Paid in capital - 2,800,000 and 2,200,000 redeemable shares issued and outstanding as of December 31, 2008 and 2007, respectively	95,254,196	67,214,352
Accumulated deficit	(61,833,728)	(18,813,512)

Total Shares	33,420,468	48,400,840

Total shareholders’ equity	33,420,945	48,401,720

Total liabilities and shareholders’ equity	$33,443,339	$48,441,765

Net asset value per share
General shares	$11.93	$22.00
Shares	$11.94	$22.00

See accompanying notes to consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	26.92%	$8,999,955	$9,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	14.96	4,999,980	5,000,000
U.S. Treasury Bills, 0.03% due January 29, 2009	1.50	499,989	500,000
U.S. Treasury Bills, 0.355% due February 12, 2009	1.50	499,984	500,000
U.S. Treasury Bills, 0.14% due March 5, 2009	46.37	15,497,412	15,500,000
U.S. Treasury Bills, 0.04% due March 26, 2009	1.50	499,943	500,000

Total U.S. Treasury Obligations (cost $30,999,510)	92.75%	$30,997,263

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Aluminum (241 contracts, settlement date November 16, 2009)	(14.16)%	$(4,733,344)
Copper (132 contracts, settlement date March 16, 2009)	(47.38)	(15,833,925)
Zinc (453 contracts, settlement date May 18, 2009)	(23.75)	(7,938,900)

Net Unrealized Depreciation on Futures Contracts	(85.29)%	$(28,506,169)

See accompanying notes to consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	3.10%	$1,499,904	$1,500,000
U.S. Treasury Bills, 2.89% due January 10, 2008	1.03	499,729	500,000
U.S. Treasury Bills, 3.04% due January 24, 2008	10.31	4,991,970	5,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	11.34	5,487,108	5,500,000
U.S. Treasury Bills, 3.55% due February 7, 2008	41.20	19,942,000	20,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	8.23	3,983,596	4,000,000
U.S. Treasury Bills, 3.18% due February 28, 2008	8.22	3,981,096	4,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	9.25	4,475,736	4,500,000

Total U.S. Treasury Obligations (cost $44,839,134)	92.68%	$44,861,139

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Aluminum (263 contracts, settlement date November 17, 2008)	(0.41)%	$(198,325)
Copper (100 contracts, settlement date March 17, 2008)	(5.13)	(2,483,912)
Zinc (259 contracts, settlement date May 19, 2008)	(9.89)	(4,788,625)

Net Unrealized Depreciation on Futures Contracts	(15.43)%	$(7,470,862)

See accompanying notes to consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Income
Interest Income	$1,493,654	$2,624,049

Expenses
Management fee	614,497	430,403
Brokerage commissions and fees	4,441	17,216

Total expenses	618,938	447,619

Net investment income	874,716	2,176,430

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	57,103	117,940
Futures	(22,108,868)	(11,547,107)

Net realized gain (loss)	(22,051,765)	(11,429,167)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(24,252)	22,005
Futures	(21,035,307)	(7,470,862)

Net change in unrealized loss	(21,059,559)	(7,448,857)

Net realized and net change in unrealized loss on
United States Treasury Obligations and Futures	(43,111,324)	(18,878,024)

Net Loss	$(42,236,608)	$(16,701,594)

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total
	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2008	40	$ 1,000	$ (120)	$ 880	2,200,000	$ 67,214,352	$ (18,813,512)	$ 48,400,840	$ 48,401,720
Sale of Shares					3,600,000	89,803,186		89,803,186	89,803,186
Redemption of Shares					(3,000,000)	(61,763,342)		(61,763,342)	(61,763,342)
Net Loss
Net investment income			10	10			874,706	874,706	874,716
Net realized loss on United States Treasury Obligations and Futures			(304)	(304)			(22,051,461)	(22,051,461)	(22,051,765)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(98)	(98)			(21,059,461)	(21,059,461)	(21,059,559)

Net Loss			(392)	(392)			(42,236,216)	(42,236,216)	(42,236,608)

Distributions of net investment income ($0.28 per Share)			(11)	(11)			(784,000)	(784,000)	(784,011)

Balance at December 31, 2008	40	$ 1,000	$ (523)	$ 477	2,800,000	$ 95,254,196	$ (61,833,728)	$ 33,420,468	$ 33,420,945

See accompanying notes to consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares				Total

	General Shares		Accumulated Earnings (Deficit)		Shares		Accumulated Earnings (Deficit)		Total Shareholders’ Equity
	Shares	Paid in Capital		Total Equity	Shares	Paid in Capital		Total Equity
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Shares					4,200,000	114,426,652		114,426,652	114,426,652
Redemption of Shares					(2,000,000)	(47,212,300)		(47,212,300)	(47,212,300)
Net Loss
Net investment income			40	40			2,176,390	2,176,390	2,176,430
Net realized loss on United States Treasury Obligations and futures			(181)	(181)			(11,428,986)	(11,428,986)	(11,429,167)
Net change in unrealized gain (loss) on United States Treasury Obligations and futures			59	59			(7,448,916)	(7,448,916)	(7,448,857)

Net Loss			(82)	(82)			(16,701,512)	(16,701,512)	(16,701,594)

Distributions of net investment income ($0.96 per Share)			(38)	(38)			(2,112,000)	(2,112,000)	(2,112,038)

Balance at December 31, 2007	40	$1,000	$(120)	$880	2,200,000	$67,214,352	$(18,813,512)	$48,400,840	$48,401,720

See accompanying notes to consolidated financial statements.

(i) The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Cash flow provided by operating activities:
Net Loss	$(42,236,608)	$(16,701,594)
Adjustments to reconcile net loss to net cash used for operating activities:
Cost of securities purchased	(343,110,406)	(282,838,237)
Proceeds from securities sold and matured	358,409,132	240,605,305
Net accretion of discount on United States Treasury Obligations	(1,401,999)	(2,488,262)
Net realized gain on United States Treasury Obligations	(57,103)	(117,940)
Net change in unrealized loss on United States Treasury Obligations and futures	21,059,559	7,448,857
Change in operating receivables and liabilities:
Management fee payable	(9,462)	30,794
Brokerage fee payable	(7,666)	8,251
Non controlling interest in consolidated subsidiary—related party	(523)	1,000

Net cash used for operating activities	(7,355,076)	(54,051,826)

Cash flows from financing activities:
Proceeds from sale of Shares	89,803,186	114,426,652
Redemption of Shares	(61,763,342)	(47,212,300)
Cash distributions paid on Shares and General Shares	(784,011)	(2,112,038)

Net cash provided by financing activities	27,255,833	65,102,314

Net change in cash held by broker	19,900,757	11,050,488

Cash held by broker at beginning of period	11,051,488	1,000

Cash held by broker at end of period	$30,952,245	$11,051,488

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Base Metals Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2008

(1)	Organization

PowerShares DB Base Metals Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Base Metals Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 3,200,000 Shares were issued to certain Authorized Participants for $89,426,652 and 2,000,000 Shares were redeemed for $47,212,300 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. During the period from January 1, 2008 to December 31, 2008, an additional 3,600,000 Shares were issued to certain Authorized Participants for $89,803,186 and 3,000,000 Shares were redeemed for $61,763,342.

This Report covers the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (“DBLCI-OY Industrial Metals ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index (the “Index Commodities”), are aluminum, zinc and copper—Grade A. The Index Commodities are currently trading on the London Metals Exchange (the “LME”). Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $33,443,339 (or 100%) and $48,441,765 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $5,273,461 (or 15.77%) and $3,724,600 (or 7.69%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $614,497, of which $21,332 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $430,403 of which $30,794 was payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $4,441 of which $585 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $17,216 of which $8,251 was payable at December 31, 2007.

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

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2008 was $5,273,461 which were restricted and held against initial margin of the open futures contracts. Included in the United States Treasury Obligations as of December 31, 2007 was $3,724,600 which were restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2008, the Fund had cash held by the Commodity Broker of $30,952,245, of which $28,506,169 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2007, the Fund had cash held by the Commodity Broker of $11,051,488, none of which was restricted and $7,470,862 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2008 and 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2008 and 2007, the futures contracts held by the Fund were in an unrealized depreciation position of $28,506,169 and $7,470,862, respectively.

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

Assets and Liabilities Measured at Fair Value as of December 31, 2008:

United States Treasury Obligations (Level 1)	$30,997,263

Commodity Futures Contracts (Level 1)	$(28,506,169)

There were no Level 2 or Level 3 holdings as of December 31, 2008.

(6)	Financial Instrument Risk

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

Summary of Share Transactions for the Year Ended December 31, 2008 and the Period Ended December 31, 2007

	Shares Year Ended December 31, 2008	Amount Year Ended December 31, 2008	Shares Period Ended December 31, 2007	Amount Period Ended December 31, 2007
Shares Sold	3,600,000	$89,803,186	4,200,000	$114,426,652
Shares Redeemed	(3,000,000)	$(61,763,342)	(2,000,000)	$(47,212,300)

Net Increase	600,000	$28,039,844	2,200,000	$67,214,352

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

A distribution of $0.28 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $784,000 was paid to Shareholders. On December 30, 2008, the Fund paid $0.28 per General Share, a total distribution of $11.20.

A distribution of $0.96 per Share from net investment income was declared on December 14, 2007 to Shareholders of record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $2,112,000 was paid to Shareholders. On December 28, 2007, the Fund paid $0.96 per General Share, a total distribution of $38.40.

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

	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$-	$25.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(10.02)	(3.00)
Net investment income	0.24	0.96

Net loss	(9.78)	(2.04)
Distributions of net investment income on Shares	(0.28)	(0.96)

Net decrease	(10.06)	(3.00)
Net asset value per Share, beginning of period	$22.00	$-

Net asset value per Share, end of period	$11.94	$22.00

Market value per Share, beginning of period	$21.90	$25.00

Market value per Share, end of period	$11.91	$21.90

Ratio to average Shares*
Net investment income	1.07%	3.77%
Total expenses	0.76%	0.78%

Total Return, at net asset value **	(44.45)%	(8.16)%

Total Return, at market value **	(44.34)%	(8.56)%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Kevin Rich, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 33 of this Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2008, as stated in their report on page 34 of this Form 10-K.

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

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $614,497 to DB Commodity Services LLC of which $593,165 had been paid at December 31, 2008.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Kevin Rich	100	Less than 0.01%

	Directors and Officers of DB Commodity Services LLC as a group	100	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Audit Fees	$ 110,294	$ 121,875
Audit-Related Fees	$ 0	$ 0
Tax Fees	$ 0	$ 0
All Other Fees	$ 0	$ 0

Total	$ 110,294	$ 121,875

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

(a)(1) Financial Statements

See financial statements commencing on page 32 hereof.

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

DB Multi-Sector Commodity Master Trust with respect to PowerShares DB Base Metals Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/s/ Kevin Rich
Name: Kevin Rich
Title: Chief Executive Officer

Dated: March 9, 2009	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer