Form 10-K
period 2008-12-31
DB Multi-Sector Commodity Master Trust; DB Energy Master Fund; PowerShares DB Energy Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2009-03-10
CIK 1367305, 1383061, 1383062, 1367306

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $207,290,000

Number of Common Units of Beneficial Interest outstanding as of March 2, 2009: 2,400,000

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

Organization

PowerShares DB Energy Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Energy Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 1,600,000 Shares were issued to certain Authorized Participants for $45,981,614 and 1,200,000 Shares were redeemed for $35,133,990 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. During the year ended December 31, 2008, an additional 3,400,000 Shares were issued to certain Authorized Participants for $151,047,676 and 3,000,000 Shares were redeemed for $130,919,996.

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

The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index (the “Index Commodities”) are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $37,528,281 (or 100%) and $49,263,184 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $5,997,933 (or 15.98%) and $2,883,713 (or 5.85%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light, Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00
Closing Level on Base Date:	100.00

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

The Deutsche Bank Liquid Commodity Index–Optimum Yield Energy is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBE.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	25.30%
Average rolling 3 month daily volatility	23.30%
Monthly return volatility	25.75%
Average annual volatility	24.67%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1990***	44.85%
1991	31.06%
1992	14.60%
1993	15.25%
1994	18.03%
1995	13.48%
1996	23.89%
1997	18.27%
1998	23.78%
1999	24.44%
2000	28.24%
2001	27.54%
2002	24.64%
2003	26.33%
2004	28.70%
2005	27.50%
2006	22.01%
2007	19.54%
2008*	36.57%

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

Market Information

The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBE.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2008	$40.96	$33.07
June 30, 2008	$54.55	$38.74
September 30, 2008	$56.25	$36.88
December 31, 2008	$38.88	$18.41

Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on January 5, 2007)	$27.89	$22.49
June 30, 2007	$29.36	$27.11
September 30, 2007	$30.87	$27.13
December 31, 2007	$35.93	$29.88

Holders

As of December 31, 2008, the Fund had 4,897 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

On December 30, 2008, the Fund paid $0.44 per General Share, to the Managing Owner, a total distribution of $17.60. On December 30, 2008, the Fund paid $0.44 per Share to each Shareholder of record on December 17, 2008, a total distribution of $704,000. All distributions were made from net investment income.

On December 28, 2007, the Fund paid $0.90 per General Share, to the Managing Owner, a total distribution of $36.00. On December 28, 2007, the Fund paid $0.90 per Share to each Shareholder of record on December 19, 2007, a total distribution of $1,260,000. Prior to this, no distributions had been paid on the Fund’s Shares or General Shares. All distributions were made from net investment income.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a)        There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b)        The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-14) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-15) and on January 15, 2008 (File No. 333-148613-05) with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-14) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-14) also acts as Post-Effective Amendment No. 1 to File No. 333-148613-05, Post-Effective Amendment No. 2 to File No. 333-142163-15 and acts as Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-14, which also contained this information. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2008, 3.4 million Shares were created for $151.0 million and 3.0 million Shares were redeemed for $130.9 million. For the Three Months Ended December 31, 2008, 0.2 million Shares were created for $3.8 million and 0.2 million Shares were redeemed for $5.4 million. On December 31, 2008, 1.8 million Shares were outstanding for a market capitalization of $36.2 million.

        For the Period Ended December 31, 2007, 2.6 million Shares were created for $70.9 million and 1.2 million Shares were redeemed for $35.1 million. For the Three Months Ended December 31, 2007, 0.2 million Shares were created for $6.9 million and 0.2 million Shares were redeemed for $6.8 million. On December 31, 2007, 1.4 million Shares were outstanding for a market capitalization of $49.4 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2008	3,000,000	$43.64
Period Ended December 31, 2007	1,200,000	$29.28

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$1,519,113	$1,600,537
Net investment income	$785,588	$1,319,472
Net realized and change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(31,936,169)	$13,324,952
Net Income (Loss)	$(31,150,581)	$14,644,424
Distribution per Share	$0.44	$0.90
Net increase in cash	$36,714,100	$11,000,940

	As of December 31, 2008	As of December 31, 2007
Total Assets	$37,528,281	$49,265,382
Shares NAV	$20.84	$35.17
General Shares NAV	$20.83	$35.18

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$331,187	$490,370	$609,494	$88,062
Net investment income (loss)	$234,083	$217,236	$335,159	$(890)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$4,382,325	$42,436,172	$(47,470,962)	$(31,283,704)
Net income/(loss)	$4,616,408	$42,653,408	$(47,135,803)	$(31,284,594)
Increase/(decrease) in Net Asset Value	$20,916,798	$136,479,598	$(135,541,779)	$(33,581,536)

	For the period from January 3, 2007 (commencement of investment operations) to March 31, 2007	For the Three Months Ended June 30, 2007	For the Three Months Ended September 30, 2007	For the Three Months Ended December 31, 2007
Interest income	$333,038	$311,584	$488,726	$467,189
Net investment income	$280,447	$262,834	$406,449	$369,742
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$3,242,507	$456,422	$2,264,403	$7,361,620
Net income/(loss)	$3,522,954	$719,256	$2,670,852	$7,731,362
Increase/(decrease) in Net Asset Value	$33,458,736	$6,871,530	$2,321,018	$6,581,728

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the Energy sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Total Return™ (the “DBLCI-OY Energy TR™”) consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

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

Underlying Index	Total returns for index in the DBLCI-OY Energy TR™
	Three Months Ended December 31, 2008	Year Ended December 31, 2008	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Light, Sweet Crude Oil Indices	(46.86)%	(40.80)%	23.40%	45.71%
DB Heating Oil Indices	(47.66)%	(36.34)%	20.93%	50.12%
DB Brent Crude Oil Indices	(44.71)%	(38.34)%	21.01%	52.29%
DB RBOB Gasoline Indices	(56.19)%	(53.40)%	18.62%	51.60%
DB Natural Gas Indices	(25.92)%	(15.88)%	0.98%	15.56%
TOTAL RETURN	(46.48)%	(39.62)%	19.10%	46.62%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $17.3 million and $(23.6) million for the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2008, $386.3 million was paid to purchase United States Treasury Obligations and $393.7 million was received from sales and maturing contracts. During the Period Ended December 31, 2007 $163.2 million was paid to purchase United States Treasury Obligations and $134.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $42.5 million and increased by $8.4 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $19.4 million and $34.6 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This included $151.0 million and $71.0 million from the sale of Shares to Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007, THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (“DBLCI-OY Energy ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBE”), (ii) the Fund’s NAV (as reflected by the graph “DBENAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBENIX”). The price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

COMPARISON OF DBE, DBENAV AND DBENIX FOR THE YEAR ENDED DECEMBER 31, 2008, THE PERIOD

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

FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.44 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 43.09% from $35.30 per Share to $20.09 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $56.25 per Share (+59.35%) on July 3, 2008 to a low of $18.41 per Share (-47.85%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis was -41.84%, including the above noted distribution for the period.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $0.90 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 41.2% from $25.00 per Share to $35.30 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $22.49 per Share

(-10.04%) on January 18, 2007 to a high of $35.93 per Share (+43.72%) on November 23, 2007. Therefore, the total return for the Fund, on a market value basis was 44.80%, including the above noted distribution for the period.

Fund Share Net Asset Performance

For the Year Ended December 31, 2008, the net asset value of each Share decreased 40.74% from $35.17 per Share to $20.84 per Share. Falling futures contract prices for light, sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas during the Year Ended December 31, 2008, resulted in an overall 39.62% decrease in the level of the DBLCI-OY Energy TR™. On December 30, 2008, the Fund made a $0.44 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis was -39.49%, including the above noted distribution for the period.

Net loss for the Year Ended December 31, 2008 was $31.2 million, resulting from $1.5 million of interest income, net realized gains of $10.5 million, net unrealized losses of $42.5 million and operating expenses of $0.70 million.

For the Period Ended December 31, 2007, the net asset value of each Share increased 40.68% from $25.00 per Share to $35.17 per Share. Strong appreciation in the futures contract prices of light, sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas during the Period Ended December 31, 2007, resulted in an overall 46.62% increase in the level of the DBLCI-OY Energy TR™. On December 28, 2007, the Fund made a $0.90 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis including the above noted distribution, was 44.28%.

Net income for the Period Ended December 31, 2007 was $14.6 million, resulting from $1.6 million of interest income, net realized gains of $4.9 million, net unrealized gains of $8.4 million and operating expenses of $0.3 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.44 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 49.34% from $39.66 per Share to $20.09 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $38.88 per Share (-1.97%) on October 1, 2008 to a low of $18.41 per Share (-53.58%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis was -48.23% including the above noted distribution, for the period.

On December 28, 2007, the Fund made a $0.90 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 15.47% from $30.57 per Share to $35.30 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $29.88 per Share (-2.26%) on August 10, 2007 to a high of $35.93 per Share (+17.53%) on November 23, 2007. Therefore, the total return for the Fund, on a market value basis was 18.42%, including the above noted distribution, for the period.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 47.23% from $39.49 per Share to $20.84 per Share. Falling futures contract prices for light, sweet crude oil, heating oil, brent crude oil, natural gas and RBOB gasoline during the Three Months Ended December 31, 2008 contributed to an overall 46.48% decrease in the level of the DBLCI-OY Energy TR™. On December 30, 2008, the Fund made a $0.44 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis was -46.11%, including the above noted distribution for the period.

Net loss for the Three Months Ended December 31, 2008 was $31.3 million, resulting from $0.09 million of interest income, net realized losses of $15.3 million, net unrealized losses of $16.0 million and operating expenses of $0.09 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 15.46% from $30.46 per Share to $35.17 per Share. Strong appreciation in the futures contract prices of light, sweet crude oil, heating oil, brent crude oil, RBOB gasoline and a small increase in natural gas futures prices during the Three Months Ended December 31, 2007 contributed to an overall 19.10% increase in the level of the DBLCI-OY Energy TR™. On December 28, 2007, the Fund made a $0.90 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis was 18.42%, including the above noted distribution for the period.

Net income for the Three Months Ended December 31, 2007 was $7.7 million, resulting from $0.5 million of interest income, net realized gains of $2.0 million, net unrealized gains of $5.3 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil	June 2009	667,281	1.78%	12
Heating Oil	May 2009	539,251	1.44%	9
Brent Crude Oil	August 2009	654,671	1.75%	11
RBOB Gasoline	November 2009	642,711	1.71%	11
Natural Gas	April 2009	257,615	0.69%	11
Aggregate/Total		2,362,187	6.30%	8
The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.
Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil	May 2008	471,746	0.96%	7
Heating Oil	June 2008	442,655	0.90%	6
Brent Crude Oil	March 2008	443,027	0.90%	7
RBOB Gasoline	November 2008	477,809	0.97%	10
Natural Gas	May 2008	323,373	0.66%	8
Aggregate/Total		1,786,843	0.036%	6

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

Brent Crude Oil

The price of Brent crude oil is volatile and is affected by numerous factors. The price of Brent crude oil is influenced by many factors, including, but not limited to, the amount of output by oil producing nations, worldwide supply/stockpiles, weather, various geopolitical factors that cause supply disruptions (e.g., war, terrorism), global demand (particularly from emerging nations), currency fluctuations, and activities of market participants such as hedgers and speculators.

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

Natural Gas

The price of natural gas is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for natural gas. In addition to the seasonal temperatures in countries throughout the world, any fluctuations in temperature may also heavily influence the demand for natural gas.

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Energy Fund and Subsidiary (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Energy Fund and Subsidiary:

We have audited PowerShares DB Energy Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Energy Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Energy Fund and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated March 9, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Energy Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Energy Fund and Subsidiary (the Fund) as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Energy Fund and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Energy Fund and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 9, 2009

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2008 and 2007

	2008	2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $23,897,131 and $29,885,030, respectively)	$23,899,032	$29,893,861
Cash held by broker	47,716,040	11,001,940
Net unrealized appreciation (depreciation) on futures contracts	(34,086,791)	8,367,383

Deposits with broker	37,528,281	49,263,184
Other assets	-	2,198

Total assets	$37,528,281	$49,265,382

Liabilities and shareholders’ equity
Management fee payable	$21,326	$31,370
Brokerage fee payable	29	-
Non controlling interest in consolidated subsidiary - related party	833	1,000

Total liabilities	$22,188	$32,370

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,000	1,000
Accumulated earnings (deficit)	(167)	407

Total General shares	833	1,407

Shares:
Paid in capital - 1,800,000 and 1,400,000 redeemable shares issued and outstanding as of December 31, 2008 and 2007, respectively	55,975,304	35,847,624
Accumulated earnings (deficit)	(18,470,044)	13,383,981

Total Shares	37,505,260	49,231,605

Total shareholders’ equity	37,506,093	49,233,012

Total liabilities and shareholders’ equity	$37,528,281	$49,265,382

Net asset value per share
General shares	$20.83	$35.18
Shares	$20.84	$35.17

See accompanying notes to consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	8.00%	$2,999,985	$3,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	34.39	12,899,948	12,900,000
U.S. Treasury Bills, 0.03% due January 29, 2009	8.00	2,999,934	3,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	13.33	4,999,165	5,000,000

Total United States Treasury Obligations (cost $23,897,131)	63.72%	$23,899,032

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e)
Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Brent Crude Oil (152 contracts, settlement date August 14, 2009)	(21.50)%	$(8,063,500)
Gasoline RBOB (155 contracts, settlement date November 30, 2009)	(5.37)	(2,014,677)
Heating Oil (124 contracts, settlement date May 29, 2009)	(27.68)	(10,380,514)
Light, Sweet Crude Oil (158 contracts, settlement date June 22, 2009)	(28.77)	(10,791,030)
Natural Gas (65 contracts, settlement date April 28, 2009)	(7.56)	(2,837,070)

Net Unrealized Depreciation on Futures Contracts	(90.88)%	$(34,086,791)

  See accompanying notes to consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

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

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Income
Interest Income	$1,519,113	$1,600,537

Expenses
Management fee	693,360	270,255
Brokerage commissions and fees	40,165	10,810

Total expenses	733,525	281,065

Net investment income	785,588	1,319,472

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain on
United States Treasury Obligations	27,744	4,491
Futures	10,497,191	4,944,247

Net realized gain	10,524,935	4,948,738

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(6,930)	8,831
Futures	(42,454,174)	8,367,383

Net change in unrealized gain (loss)	(42,461,104)	8,376,214

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(31,936,169)	13,324,952

Net Income (Loss)	$(31,150,581)	$14,644,424

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total
	General Shares			Total Equity	Shares			Total Equity	Total Shareholders’ Equity
	Shares	Paid-in Capital	Accumulated Earnings (Deficit)		Shares	Paid-in Capital	Accumulated Earnings (Deficit)
Balance at January 1, 2008	40	$1,000	$407	$1,407	1,400,000	$35,847,624	$13,383,981	$49,231,605	$49,233,012
Sale of Shares					3,400,000	151,047,676		151,047,676	151,047,676
Redemption of Shares					(3,000,000)	(130,919,996)		(130,919,996)	(130,919,996)
Net Income (Loss)
Net investment income			14	14			785,574	785,574	785,588
Net realized gain on United States Treasury Obligations and Futures			61	61			10,524,874	10,524,874	10,524,935
Net change in unrealized loss on United States Treasury Obligations and Futures			(631)	(631)			(42,460,473)	(42,460,473)	(42,461,104)

Net Loss			(556)	(556)			(31,150,025)	(31,150,025)	(31,150,581)

Distributions of net investment income ($0.44 per Share)			(18)	(18)			(704,000)	(704,000)	(704,018)

Balance at December 31, 2008	40	$1,000	$(167)	$833	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,093

See accompanying notes to consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares				Total
	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Total Shareholders’ Equity (Deficit)
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Shares					2,600,000	70,981,614		70,981,614	70,981,614
Redemption of Shares					(1,200,000)	(35,133,990)	-	(35,133,990)	(35,133,990)
Net Income
Net investment income			44	44			1,319,428	1,319,428	1,319,472
Net realized gain on United States Treasury Obligations and futures			169	169			4,948,569	4,948,569	4,948,738
Net change in unrealized gain (loss) on United States Treasury Obligations and futures			230	230			8,375,984	8,375,984	8,376,214

Net Income			443	443			14,643,981	14,643,981	14,644,424

Distributions of net investment income ($0.90 per Share)			(36)	(36)			(1,260,000)	(1,260,000)	(1,260,036)

Balance at December 31, 2007	40	$1,000	$407	$1,407	1,400,000	$35,847,624	$13,383,981	$49,231,605	$49,233,012

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Cash flow provided by operating activities:
Net Income (Loss)	$ (31,150,581)	$ 14,644,424
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(386,341,745)	(163,221,434)
Proceeds from securities sold and matured	393,714,205	134,784,224
Net accretion of discount on United States Treasury Obligations	(1,356,817)	(1,443,329)
Net realized gain on United States Treasury Obligations and futures	(27,744)	(4,491)
Net change in unrealized gain (loss) on United States Treasury Obligations and futures	42,461,104	(8,376,214)
Change in operating receivables and liabilities:
Management fee payable	(10,044)	31,370
Other assets	2,198	(2,198)
Brokerage fee payable	29	-
Non controlling interest in consolidated subsidiary - related party	(167)	1,000

Net cash provided by (used for) operating activities	17,290,438	(23,586,648)

Cash flows from financing activities:
Proceeds from sale of Shares	151,047,676	70,981,614
Redemption of Shares	(130,919,996)	(35,133,990)
Cash distributions paid on Shares and General Shares	(704,018)	(1,260,036)

Net cash provided by financing activities	19,423,662	34,587,588

Net change in cash held by broker	36,714,100	11,000,940

Cash held by broker at beginning of period	11,001,940	1,000

Cash held by broker at end of period	$ 47,716,040	$ 11,001,940

See accompanying notes to consolidated financial statements.

(i) The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Energy Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2008

(1)	Organization

PowerShares DB Energy Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Energy Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st . The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 1,600,000 Shares were issued to certain Authorized Participants for $45,981,614 and 1,200,000 Shares were redeemed for $35,133,990 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. During the year ended December 31, 2008, an additional 3,400,000 Shares were issued to certain Authorized Participants for $151,047,676 and 3,000,000 Shares were redeemed for $130,919,996.

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

The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index (the “Index Commodities”) are light, sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $37,528,281 (or 100%) and $49,263,184 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $5,997,933 (or

15.98%) and $2,883,713 (or 5.85%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $693,360, of which $21,326 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $270,255 of which $31,370 was payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $40,165 of which $29 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $10,810 none of which was payable at December 31, 2007.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2008 and December 31, 2007 were $5,997,933 and $2,883,713, respectively, which were restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2008 the Fund held cash of $47,716,040 of which $34,086,791 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2007 the Fund held cash of $11,001,940. There were no cash equivalents held by the Fund as of December 31, 2008 and December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2008 and 2007, the futures contracts held by the Fund were in a net unrealized depreciation position of $34,086,791 and a net unrealized appreciation position of $8,367,383, respectively.

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

Assets and Liabilities Measured at Fair Value as of December 31, 2008:

United States Treasury Obligations (Level 1)	$23,899,032

Commodity Futures Contracts (Level 1)	$(34,086,791)

There were no Level 2 or Level 3 holdings as of December 31, 2008.

(6)	Financial Instrument Risk

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

Summary of Share Transactions for the Year Ended December 31, 2008 and the Period Ended December 31, 2007

	Shares Year Ended December 31, 2008	Amount Year Ended December 31, 2008	Shares Period Ended December 31, 2007	Amount Period Ended December 31, 2007
Shares Sold	3,400,000	$151,047,676	2,600,000	$70,981,614
Shares Redeemed	(3,000,000)	$(130,919,996)	(1,200,000)	$(35,133,990)

Net Increase	400,000	$20,127,680	1,400,000	$35,847,624

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

A distribution of $0.44 per Share from net investment income was declared on December 12, 2008 to Shareholders, of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $704,000 was paid to Shareholders. On December 30, 2008, the Fund paid $0.44 per General Share, a total distribution of $17.60.

A distribution of $0.90 per Share from net investment income was declared on December 14, 2007 to Shareholders, of record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $1,260,000 was paid to Shareholders. On December 28, 2007, the Fund paid $0.90 per General Share, a total distribution of $36.00.

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

	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$ -	$ 25.00
Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(14.25)	10.01
Net investment income	0.36	1.06

Net income (loss)	(13.89)	11.07
Distributions of net investment income on Shares	(0.44)	(0.90)

Net increase (decrease)	(14.33)	10.17
Net asset value per Share, beginning of period	$ 35.17	$ -

Net asset value per Share, end of period	$ 20.84	$ 35.17

Market value per Share, beginning of period	$ 35.30	$ 25.00

Market value per Share, end of period	$ 20.09	$ 35.30

Ratio to average Shares*
Net investment income	0.85%	3.63%
Total expenses	0.79%	0.78%

Total Return, at net asset value **	(39.49)%	44.28%

Total Return, at market value **	(41.84)%	44.80%

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

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $693,360 to DB Commodity Services LLC of which $672,034 had been paid at December 31, 2008.

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

DB Multi-Sector Commodity Master Trust with respect to DB Energy Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Chief Executive Officer

Dated: March 9, 2009	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer