Form 10-K
period 2008-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund; DB Oil Master Fund
filed 2009-03-10
CIK 1367305, 1367306, 1383058, 1383060

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $74,046,000

Number of Common Units of Beneficial Interest outstanding as of March 2, 2009: 6,800,000

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

Organization

PowerShares DB Oil Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Oil Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 1,800,000 Shares were issued to certain Authorized Participants for $50,433,798 and 1,800,000 Shares were redeemed for $47,426,290 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. During the year ended December 31, 2008, an additional 6,400,000 Shares were issued to certain Authorized Participants for $173,343,898 and 3,000,000 Shares were redeemed for $92,116,270.

This Report covers the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (“DBLCI-OY CL ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of crude oil. The single commodity comprising the Index (the “Index Commodity”), is Light, Sweet Crude Oil (WTI). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $89,255,090 (or 100%) and $34,629,093 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $15,026,513 (or 16.84%) and $2,235,600 (or 6.46%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

The Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

On the first New York business day (the “Verification Date”) of each month, the Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2009, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2009, a new Index Commodity futures contract with a later Delivery Month will be selected.

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

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBO.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	27.67%
Average rolling 3-month daily volatility	25.59%
Monthly return volatility	26.87%
Average annual volatility	26.67%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	26.49%
1989	28.13%
1990	40.59%
1991	29.60%
1992	16.66%
1993	17.70%
1994	20.13%
1995	17.10%
1996	31.06%
1997	21.49%
1998	27.94%
1999	27.11%
2000	32.19%
2001	29.76%
2002	25.52%
2003	26.59%
2004	30.80%
2005	26.56%
2006	22.01%
2007	21.17%
2008*	41.43%

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.50% per annum. Additional charges include brokerage fees of approximately 0.04% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.10% per annum, based upon the yield on 3-month U.S. Treasury bills as of March 5, 2009. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Market Information

The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBO.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2008	$39.99	$31.78
June 30, 2008	$53.00	$37.05
September 30, 2008	$55.01	$35.56
December 31, 2008	$37.64	$17.32

Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on January 5, 2007)	$27.40	$21.96
June 30, 2007	$27.41	$25.74
September 30, 2007	$29.59	$25.67
December 31, 2007	$35.84	$28.65

Holders

As of December 31, 2008, the Fund had 6,522 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

On December 30, 2008, the Fund paid $0.12 per General Share, to the Managing Owner, a total distribution of $4.80. On December 30, 2008, the Fund paid $0.12 per Share to each Shareholder of record on December 17, 2008, a total distribution of $408,000. All distributions were made from net investment income.

On December 28, 2007, the Fund paid $1.28 per General Share, to the Managing Owner, a total distribution of $51.20. On December 28, 2007, the Fund paid $1.28 per Share to each Shareholder of record on December 19, 2007, a total distribution of $1,024,000. Prior to this, no distributions had been paid on the Fund’s Shares or General Shares. All distributions were made from net investment income.

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

For the Year Ended December 31, 2008, 6.4 million Shares were created for $173.3 million and 3.0 million Shares were redeemed for $92.1 million. For the Three Months Ended December 31, 2008, 4.8 million Shares were created for $103.9 million and 1.8 million Shares were redeemed for $40.0 million. On December 31, 2008, 4.4 million Shares were outstanding for a market capitalization of $84.9 million.

For the Period Ended December 31, 2007, 2.8 million Shares were created for $75.4 million and 1.8 million Shares were redeemed for $47.4 million. For the Three Months Ended December 31, 2007, 0.4 million Shares were created for $14.0 million and no Shares were redeemed. On December 31, 2007, 1.0 million Shares were outstanding for a market capitalization of $34.7 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2008	3,000,000	$30.71
Period Ended December 31, 2007	1,800,000	$26.35

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$762,475	$1,212,509
Net investment income	$461,877	$1,062,551
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(26,674,664)	$6,572,379
Net Income (Loss)	$(26,212,787)	$7,634,930
Distribution per Share	$0.12	$1.28
Net Increase in cash	$26,607,083	$1,537,904

	As of December 31, 2008	As of December 31, 2007
Total Assets	$89,255,090	$34,631,964
Shares NAV	$20.28	$34.62
General Shares NAV	$20.28	$34.63

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$259,234	$211,582	$240,521	$51,138
Net investment income (loss)	$209,931	$120,684	$171,773	$(40,511)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$2,644,782	$17,003,989	$(18,199,460)	$(28,123,975)
Net income/(loss)	$2,854,713	$17,124,673	$(18,027,687)	$(28,164,486)
Increase/(decrease) in Net Asset Value	$2,763,169	$36,605,489	$(20,040,187)	$35,278,365

	For the period from January 3, 2007 (commencement of investment operations) to March 31, 2007	For the Three Months Ended June 30, 2007	For the Three Months Ended September 30, 2007	For the Three Months Ended December 31, 2007
Interest income	$324,632	$315,094	$361,669	$211,114
Net investment income	$288,843	$280,720	$312,493	$180,495
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$1,724,870	$502,051	$458,377	$3,887,081
Net income/(loss)	$2,013,713	$782,771	$770,870	$4,067,576
Increase/(decrease) in Net Asset Value	$16,335,507	$32,543,433	$(31,319,472)	$17,059,919

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (“DBLCI-OY CL ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the oil sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Total Return™ (the “DBLCI-OY CL TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2008 and 2007 and the Year Ended December 31, 2008 and the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY CL TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31,

2008 and 2007 and the Year Ended December 31, 2008 and the Period Ended December 31, 2007,

Underlying Index	Total returns for index in the DBLCI-OY CL TR™
	Three Months Ended December 31, 2008	Year Ended December 31, 2008	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Light Sweet Crude Oil (WTI) Indices	(46.86)%	(40.80)%	23.40%	45.71%
TOTAL RETURN	(46.86)%	(40.80)%	23.40%	45.71%

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

Operating Activities

Net cash flow used for operating activities was $54.2 million and $25.4 million for the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2008, $253.8 million was paid to purchase United States Treasury Obligations and $217.4 million was received from sales and maturing contracts. During the Period Ended December 31, 2007, $121.1 million was paid to purchase United States Treasury Obligations and $94.3 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $9.1 million and increased by $5.2 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $80.8 million and $27.0 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This included $173.3 million and $75.4 million from the sale of Shares to Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007, THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (“DBLCI-OY CL ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBO”), (ii) the Fund’s NAV (as reflected by the graph “DBONAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBOLIX”). The price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

COMPARISON OF DBO, DBONAV AND DBOLIX FOR THE YEAR ENDED DECEMBER 31, 2008, THE PERIOD ENDED DECEMBER 31, 2007 AND THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.12 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 44.43% from $34.71 per Share to $19.29 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $55.01 per Share (+58.48%) on July 14, 2008 to a low of $17.32 per Share (-50.10%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis was -44.08%, including the above noted distribution for the period.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $1.28 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 38.84% from $25.00 per Share to $34.71 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $21.96 per Share (-12.16%) on January 18, 2007 to a high of $35.84 per Share (+43.36%) on November 20, 2007. Therefore, the total return for the Fund, on a market value basis was 43.96% including the above noted distribution for the period.

Fund Share Net Asset Performance

For the Year Ended December 31, 2008, the net asset value of each Share decreased 41.42% from $34.62 per Share to $20.28 per Share. Falling prices of light, sweet crude oil futures contracts during the Year Ended December 31, 2008, contributed to a 40.80% decrease in the level of the DBLCI-OY CL TR™. On December 30, 2008, the Fund made a $0.12 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was -41.07%.

Net loss for the Year Ended December 31, 2008 was $26.2 million, resulting from $0.8 million of interest income, net realized loss of $17.6 million, unrealized loss of $9.0 million, and operating expenses of $0.4 million.

For the Period Ended December 31, 2007, the net asset value of each Share increased 38.48% from $25.00 per Share to $34.62 per Share. Rising prices of light, sweet crude oil futures contracts during the Period Ended December 31, 2007, contributed to a 45.71% increase in the level of the DBLCI-OY CL TR™. On December 28, 2007, the Fund made a $1.28 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis including the above noted distribution was 43.60%.

Net income for the Period Ended December 31, 2007 was $7.6 million, resulting from $1.2 million of interest income, net realized gain of $1.4 million, net unrealized gain of $5.1 million and operating expenses of $0.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.12 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 49.79% from $38.42 per Share to $19.29 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $37.64 per Share (-2.03%) on October 1, 2008 to a low of $17.32 per Share (-54.92%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis was -49.48% including the above noted distribution, for the period.

On December 28, 2007, the Fund made a $1.28 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 18.18% from $29.37 per Share to $34.71 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $28.65 per Share (-2.45%) on October 3, 2007 to a high of $35.84 per Share (+22.03%) on November 11, 2007. Therefore, the total return for the Fund, on a market value basis was 22.54% including the above noted distribution, for the period.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 47.37% from $38.53 per Share to $20.28 per Share. Strong depreciation in the price of light, sweet crude oil futures contracts during the Three Months Ended December 31, 2008, contributed to an 46.86% decrease in the level of the DBLCI-OY CL TR™. On December 30, 2008, the Fund made a $0.12 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, total return for the Fund, on a net asset value basis was -47.05%, including the above noted distribution, for the period.

Net loss for the Three Months Ended December 31, 2008 was $28.2 million, resulting from $0.1 million of interest income, net realized loss of $33.6 million, unrealized gain of $5.4 million, and operating expenses of $0.1 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 18.32% from $29.26 per Share to $34.62 per Share. Strong appreciation in the price of light, sweet crude oil futures contracts during the Three Months Ended December 31, 2007, contributed to 23.40% increase in the level of the DBLCI-OY CL TR™. On December 28, 2007, the Fund made a $1.28 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis for the Fund including the above noted distribution, was 22.69%.

Net income for the Three Months Ended December 31, 2007 was $4.1 million, resulting from $0.2 million of interest income, net realized gain of $0.1 million and unrealized gain of $3.8 million.

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

THE FUND’S TRADING VALUE AT RISK

The following table indicates the trading Value at Risk associated with the Fund’s open positions as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil	June 2009	7,055,325	7.91%	11
Aggregate/Total		7,052,595	7.90%	6

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil	May 2008	1,474,323	4.26%	7
Aggregate/Total		1,474,323	4.26%	7

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Oil Fund and Subsidiary (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

March 10, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Oil Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Oil Fund and Subsidiary (the Fund) as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Oil Fund and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 10, 2009

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2008 and 2007

	2008	2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $64,998,456 and $27,914,660, respectively)	$64,992,183	$27,918,189
Cash held by broker	28,145,987	1,538,904
Net unrealized appreciation (depreciation) on futures contracts	(3,883,080)	5,172,000

Deposits with broker	89,255,090	34,629,093
Other assets	-	2,871

Total assets	$89,255,090	$34,631,964

Liabilities and shareholders’ equity
Management fee payable	27,885	11,577
Brokerage fee payable	171	-
Non controlling interest in consolidated subsidiary - related party	811	1,000

Total liabilities	$28,867	$12,577

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,000	1,000
Accumulated earnings (deficit)	(189)	385

Total General shares	811	1,385

Shares:

Paid in capital - 4,400,000 and 1,000,000 redeemable shares issued and outstanding as of December 31, 2008 and 2007, respectively	109,235,136	28,007,508
Accumulated earnings (deficit)	(20,009,724)	6,610,494

Total Shares	89,225,412	34,618,002

Total shareholders’ equity	89,226,223	34,619,387

Total liabilities and shareholders’ equity	$89,255,090	$34,631,964

Net asset value per share
General shares	$20.28	$34.63
Shares	$20.28	$34.62

See accompanying notes to consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.65% due January 22, 2009	0.56%	$499,998	$500,000
U.S. Treasury Bills, 0.03% due January 29, 2009	2.24	1,999,956	2,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	1.12	999,968	1,000,000
U.S. Treasury Bills, 0.15% due February 26, 2009	13.45	11,999,472	12,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	39.22	34,994,155	35,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	8.97	7,999,368	8,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	7.28	6,499,266	6,500,000

Total United States Treasury Obligations (cost $64,998,456)	72.84%	$64,992,183

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).
Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Light, Sweet Crude Oil (1649 contracts, settlement date June 22, 2009)	(4.35)%	(3,883,080)

Net Unrealized Depreciation on Futures Contracts	(4.35)%	$(3,883,080)

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007 (i)

	2008	2007
Income
Interest Income	$762,475	$1,212,509

Expenses
Management fee	250,735	131,443
Brokerage commissions and fees	49,863	18,515

Total expenses	300,598	149,958

Net investment income	461,877	1,062,551

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	45,008	490
Futures	(17,654,790)	1,396,360

Net realized gain (loss)	(17,609,782)	1,396,850

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(9,802)	3,529
Futures	(9,055,080)	5,172,000

Net change in unrealized gain (loss)	(9,064,882)	5,175,529

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(26,674,664)	6,572,379

Net Income (Loss)	$(26,212,787)	$7,634,930

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total
	General Shares			Total Equity (Deficit)	Shares			Total Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Paid in Capital	Accumulated Earnings (Deficit)		Shares	Paid in Capital	Accumulated Earnings (Deficit)
Balance at January 1, 2008	40	$1,000	$385	$1,385	1,000,000	$28,007,508	$6,610,494	$34,618,002	$34,619,387
Sale of Shares					6,400,000	173,343,898		173,343,898	173,343,898

Redemption of Shares					(3,000,000)	(92,116,270)		(92,116,270)	(92,116,270)
Net Income (Loss)
Net investment income			18	18			461,859	461,859	461,877
Net realized loss on United States Treasury Obligations and Futures			(46)	(46)			(17,609,736)	(17,609,736)	(17,609,782)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(541)	(541)			(9,064,341)	(9,064,341)	(9,064,882)

Net Loss			(569)	(569)			(26,212,218)	(26,212,218)	(26,212,787)
Distributions of net investment income ($0.12 per Share)			(5)	(5)			(408,000)	(408,000)	(408,005)

Balance at December 31, 2008	40	$1,000	$(189)	$811	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,226,223

See accompanying notes to consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares				Total
	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Total Shareholders’ Equity (Deficit)
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Shares					2,800,000	75,433,798		75,433,798	75,433,798
Redemption of Shares					(1,800,000)	(47,426,290)		(47,426,290)	(47,426,290)
Net Income:
Net investment income			45	45			1,062,506	1,062,506	1,062,551
Net realized gain on United States Treasury Obligations and futures			65	65			1,396,785	1,396,785	1,396,850
Net change in unrealized gain on United States Treasury Obligations and futures			326	326			5,175,203	5,175,203	5,175,529

Net Income			436	436			7,634,494	7,634,494	7,634,930

Distributions of net investment income ($1.28 per Share)			(51)	(51)			(1,024,000)	(1,024,000)	(1,024,051)

Balance at December 31, 2007	40	$1,000	$385	$1,385	1,000,000	$28,007,508	$6,610,494	$34,618,002	$34,619,387

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Cash flow provided by operating activities:
Net Income (Loss)	$(26,212,787)	$7,634,930

Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(253,785,947)	(121,149,029)
Proceeds from securities sold and matured	217,396,180	94,341,927
Net accretion of discount on United States Treasury Obligations	(649,021)	(1,107,068)
Net realized gain on United States Treasury Obligations	(45,008)	(490)
Net change in unrealized gain (loss) on United States Treasury Obligations and futures	9,064,882	(5,175,529)
Change in operating receivables and liabilities:
Management fee payable	16,308	11,577
Other assets	2,871	(2,871)
Brokerage fee payable	171	-
Non controlling interest in consolidated subsidiary - related party	(189)	1,000

Net cash used for operating activities	(54,212,540)	(25,445,553)

Cash flows from financing activities:
Proceeds from sale of Shares	173,343,898	75,433,798
Redemption of Shares	(92,116,270)	(47,426,290)
Cash distributions paid on Shares and General Shares	(408,005)	(1,024,051)

Net cash provided by financing activities	80,819,623	26,983,457

Net change in cash held by broker	26,607,083	1,537,904

Cash held by broker at beginning of period	1,538,904	1,000

Cash held by broker at end of period	$28,145,987	$1,538,904

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Oil Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2008

(1)	Organization

PowerShares DB Oil Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Oil Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 1,800,000 Shares were issued to certain Authorized Participants for $50,433,798 and 1,800,000 Shares were redeemed for $47,426,290 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. During the year ended December 31, 2008, an additional 6,400,000 Shares were issued to certain Authorized Participants for $173,343,898 and 3,000,000 Shares were redeemed for $92,116,270.

This Report covers the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (“DBLCI-OY CL ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

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

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $89,255,090 (or 100%) and $34,629,093 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $15,026,513 (or 16.84%) and $2,235,600 (or 6.46%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $250,735, of which $27,885 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $131,443 of which $11,577 was payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $49,863, of which $171 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $18,515. As of December 31, 2007 there were no brokerage fees payable to the Commodity Broker.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2008 was $15,026,513, which were restricted and held against initial margin of the open futures contracts. Included in the United States Treasury Obligations as of December 31, 2007 was $2,235,600, which were restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2008, the Fund held cash of $28,145,987 of which $3,883,080 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2007, the Fund held cash of $1,538,904. There were no cash equivalents held by the Fund as of December 31, 2008 and December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2008 and 2007, the futures contracts held by the Fund were in a net unrealized depreciation position of $3,883,080 and appreciation position of $5,172,000, respectively.

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

Assets and Liabilities Measured at Fair Value as of December 31, 2008:

United States Treasury Obligations (Level 1)	$64,992,183
Commodity Futures Contracts (Level 1)	$(3,883,080)

There were no Level 2 or Level 3 holdings as of December 31, 2008.

(6)	Financial Instrument Risk

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

	Shares	Amount	Shares	Amount
	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold	6,400,000	$173,343,898	2,800,000	$75,433,798
Shares Redeemed	(3,000,000)	(92,116,270)	(1,800,000)	(47,426,290)

Net Increase	3,400,000	$81,227,628	1,000,000	$28,007,508

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

A distribution of $0.12 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $408,000 was paid to Shareholders. On December 30, 2008, the Fund paid $0.12 per General Share, a total distribution of $4.80.

A distribution of $1.28 per Share from net investment income was declared on December 14, 2007 to Shareholders of record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $1,024,000 was paid to Shareholders. On December 28, 2007, the Fund paid $1.28 per General Share, a total distribution of $51.20.

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

	Year Ended December 31, 2008	Period Ended December 31, 2007

Net Asset Value
Initial offering price per Share	$-	$25.00
Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(14.54)	9.80
Net investment income	0.32	1.10

Net income (loss)	(14.22)	10.90
Distributions of net investment income on Shares	(0.12)	(1.28)
Net increase (decrease)	(14.34)	9.62

Net asset value per Share, beginning of period	34.62	-

Net asset value per Share, end of period	$20.28	$34.62

Market value per Share, beginning of period	$34.71	$25.00

Market value per Share, end of period	$19.29	$34.71

Ratio to average Shares*
Net investment income	0.92%	4.02%
Total expenses	0.60%	0.57%

Total Return, at net asset value **	(41.07)%	43.60%

Total Return, at market value **	(44.08)%	43.96%

*	Percentages are annualized.
**	Percentages are not annualized for the Period Ended December 31, 2007 and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Kevin Rich, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 32 of this Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Fund to provide only the management’s report in this Annual Report of Form 10-K.

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

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $250,735 to DB Commodity Services LLC of which $222,850 had been paid at December 31, 2008.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $131,443 to DB Commodity Services LLC of which $119,866 had been paid at December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2008, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Kevin Rich	100	Less than 0.01%
	Directors and Officers of DB Commodity Services LLC as a group	100	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Audit Fees	$88,939	$121,875
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$88,939	$121,875

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

(a)(1) Financial Statements

See financial statements commencing on page 31 hereof.

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Oil Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Chief Executive Officer

	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Oil Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Chief Executive Officer

Dated: March 10, 2009	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer