Form 10-K
period 2008-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND; DB SILVER MASTER FUND
filed 2009-03-10
CIK 1367305, 1367306, 1383054, 1383086

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $57,834,000

Number of Common Units of Beneficial Interest outstanding as of March 2, 2009: 2,600,000

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

Organization

PowerShares DB Silver Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Silver Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 400,000 Shares were issued to certain Authorized Participants for $11,099,486 and 400,000 Shares were redeemed for $10,939,460 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. During the year ended December 31, 2008, an additional 2,000,000 Shares were issued to certain Authorized Participants for $57,736,070 and 800,000 Shares were redeemed for $22,996,756.

This Report covers the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Silver Excess Return™ (“DBLCI-OY SI ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the silver sector. The single commodity comprising the Index (the “Index Commodity”), is silver. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $44,609,752 (or 100%) and $27,843,156 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $6,825,600 (or 15.30%) and $2,199,150 (or 7.90%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

The Deutsche Bank Liquid Commodity Index-Optimum Yield Silver is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBS.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	25.59%
Average rolling 3 month daily volatility	23.54%
Monthly return volatility	24.68%
Average annual volatility	23.37%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	10.76%
1989	18.53%
1990	19.38%
1991	23.42%
1992	15.66%
1993	28.36%
1994	23.28%
1995	26.38%
1996	17.64%
1997	24.66%
1998	29.20%
1999	21.73%
2000	14.42%
2001	17.20%
2002	17.43%
2003	20.32%
2004	35.48%
2005	21.33%
2006	41.21%
2007	21.28%
2008*	43.01%

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

Market Information

The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBS.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2008	$38.53	$28.49
June 30, 2008	$33.79	$29.95
September 30, 2008	$35.26	$19.16
December 31, 2008	$23.14	$16.41

Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on January 5, 2007)	$28.96	$24.17
June 30, 2007	$27.59	$24.12
September 30, 2007	$27.01	$22.73
December 31, 2007	$30.19	$26.04

Holders

As of December 31, 2008, the Fund had 5,186 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

On December 30, 2008, the Fund paid $0.22 per General Share, to the Managing Owner, a total distribution of $8.80. On December 30, 2008, the Fund paid $0.22 per Share to each Shareholder of record on December 17, 2008, a total distribution of $483,999. All distributions were made from net investment income.

On December 28, 2007, the Fund paid $0.87 per General Share, to the Managing Owner, a total distribution of $34.80. On December 28, 2007, the Fund paid $0.87 per Share to each Shareholder of record on December 19, 2007, a total distribution of $870,000. Prior to this, no distributions had been paid on the Fund’s Shares or General Shares. All distributions were made from net investment income.

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

For the Year Ended December 31, 2008, 2.0 million Shares were created for $57.7 million and 0.8 million Shares were redeemed for $23.0 million. For the Three Months Ended December 31, 2008, 0.6 million Shares were created for $10.7 million and 0.2 million Shares were redeemed for $3.7 million. On December 31, 2008, 2.2 million Shares were outstanding for a market capitalization of $45.0 million.

For the Period Ended December 31, 2007, 1.4 million Shares were created for $36.1 million and 0.4 million Shares were redeemed for $10.9 million. For the Three Months Ended December 31, 2007, 0.2 million Shares were created for $5.8 million and no Shares were redeemed. On December 31, 2007, 1.0 million Shares were outstanding for a market capitalization of $27.8 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2008	800,000	$28.75
Period Ended December 31, 2007	400,000	$27.35

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$810,936	$1,023,571
Net investment income	$535,920	$903,399
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(18,035,178)	$2,641,009
Net Income (Loss)	$(17,499,258)	$3,544,408
Distribution per Share	$0.22	$0.87
Net Increase in cash	$5,732,248	$3,787,960

	As of December 31, 2008	As of December 31, 2007
Total Assets	$44,609,752	$27,848,077
Shares NAV	$20.27	$27.83
General Shares NAV	$20.28	$27.83

    Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$289,728	$256,537	$203,763	$60,908
Net investment income	$226,763	$171,801	$136,981	$375
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$1,707,688	$(453,882)	$(16,955,780)	$(2,333,204)
Net income/(loss)	$1,934,451	$(282,081)	$(16,818,799)	$(2,332,829)
Increase/(decrease) in Net Asset Value	$35,856,571	$(5,853,631)	$(17,415,135)	$4,168,243

	For the period from January 3, 2007 (commencement of investment operations) to March 31, 2007	For the Three Months Ended June 30, 2007	For the Three Months Ended September 30, 2007	For the Three Months Ended December 31, 2007
Interest income	$300,125	$251,568	$239,964	$231,914
Net investment income	$266,794	$224,680	$212,876	$199,049
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$1,097,947	$(1,476,811)	$1,930,892	$1,088,981
Net income/(loss)	$1,364,741	$(1,252,131)	$2,143,768	$1,288,030
Increase/(decrease) in Net Asset Value	$26,365,741	$(6,873,465)	$2,143,768	$6,199,355

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Silver Excess Return™ (“DBLCI-OY SI ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the silver sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Silver Total Return™ (the “DBLCI-OY Silver TR™”) consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2008 and 2007 and the Year Ended December 31, 2008 and the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Silver TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Silver TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31,

2008 and 2007 and the Year Ended December 31, 2008 and the Period Ended December 31, 2007.

Underlying Index	Total returns for index in the DBLCI-OY Silver TR™
	Three Months Ended December 31, 2008	Year Ended December 31, 2008	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Silver Indices	(8.72)%	(26.26)%	6.67%	16.84%
TOTAL RETURN	(8.72)%	(26.26)%	6.67%	16.84%

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

Operating Activities

Net cash flow used for operating activities was $28.5 million and $20.5 million for the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2008, $192.8 million was paid to purchase United States Treasury Obligations and $188.5 million was received from sales and maturing contracts. During the Period Ended December 31, 2007, $93.4 million was paid to purchase United States Treasury Obligations and $70.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $6.0 million and $0.60 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $34.3 million and $24.3 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This included $57.7 million and $36.1 million from the sale of Shares to Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007, THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Silver Excess Return™ (“DBLCI-OY SI ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBS”), (ii) the Fund’s NAV (as reflected by the graph “DBSNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBSLIX”). The price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

COMPARISON OF DBS, DBSNAV AND DBSLIX FOR THE YEAR ENDED DECEMBER 31, 2008, THE PERIOD

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

FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.22 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 26.38% from $27.79 per Share to $20.46 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $38.53 per Share (+38.65%) on March 5, 2008 to a low of $16.41 per Share (-40.95%) on October 27, 2008. Therefore, the total return for the Fund, on a market value basis was -25.58%, including the above noted distribution for the period.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $0.87 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 11.16% from $25.00 per Share to $27.79 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $22.73 per Share (-9.08%) on August 21, 2007 to a high of $30.19 per Share (+20.76%) on November 9, 2007. Therefore, the total return for the Fund, on a market value basis was 14.64% including the above noted distribution for the period.

Fund Share Net Asset Performance

For the Year Ended December 31, 2008, the net asset value of each Share decreased 27.16% from $27.83 per Share to $20.27 per Share. Falling prices of silver futures contracts during the Year Ended December 31, 2008, resulted in an overall 26.26% decrease in the level of the DBLCI-OY SI TR™. On December 30, 2008, the Fund made a $0.22 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was -26.37%.

Net loss for the Year Ended December 31, 2008 was $17.5 million, resulting from $0.8 million of interest income, net realized loss of $24.0 million, unrealized gain of $6.0 million, and operating expenses of $0.3 million.

For the Period Ended December 31, 2007, the net asset value of each Share increased 11.32% from $25.00 per Share to $27.83 per Share. Strong appreciation in the price of silver futures contracts during the Period Ended December 31, 2007, contributed to a 16.84% increase in the level of the DBLCI-OY SI TR™. On December 28, 2007, the Fund made a $0.87 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis including the above noted distribution was 14.80%.

Net income for the Period Ended December 31, 2007 was $3.5 million, resulting from $1.0 million of interest income, net realized gain of $2.0 million, net unrealized gain of $0.6 million and operating expenses of $0.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.22 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 7.21% from $22.05 per Share to $20.46 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $23.14 per Share (+4.94%) on October 1, 2008 to a low of $16.41 per Share (-25.58%) on October 27, 2008. Therefore, the total return for the Fund, on a market value basis was -6.21% including the above noted distribution, for the period.

On December 28, 2007, the Fund made a $0.87 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 2.89% from $27.01 per Share to $27.79 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $26.04 per Share (-3.59%) on December 17, 2007 to a high of $30.19 per Share (+11.77%) on November 9, 2007. Therefore, the total return for the Fund, on a market value basis was 6.11% including the above noted distribution, for the period.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 9.75% from $22.46 per Share to $20.27 per Share. Falling prices of silver futures contracts during the Three Months Ended December 31, 2008, contributed to a 8.72% decrease in the level of the DBLCI-OY SI TR™. On December 30, 2008, the Fund made a $0.22 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, total return for the Fund, on a net asset value basis was -8.77%, including the above noted distribution, for the period.

Net loss for the Three Months Ended December 31, 2008 was $2.3 million, resulting from $0.1 million of interest income, net realized loss of $29.1 million, unrealized gain of $26.8 million, and operating expenses of $0.1 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 2.92% from $27.04 per Share to $27.83 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended December 31, 2007, contributed to an 6.67% increase in the level of the DBLCI-OY SI TR™. On December 28, 2007, the Fund made a $0.87 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis, for the Fund, including the above noted distribution, was 6.14%.

Net income for the Three Months Ended December 31, 2007 was $1.3 million, resulting from $0.2 million of interest income, net realized gain of $0.9 million and net unrealized gain of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The following table indicates the trading Value at Risk associated with the Fund’s open positions as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* of % Net Assets	Number of times VaR Exceeded
Silver	December 2009	3,320,174	7.45%	13
Aggregate/Total		3,320,724	7.45%	15

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* of % Net Assets	Number of times VaR Exceeded
Silver	January 2009	1,113,425	4.00%	7
Aggregate/Total		1,113,425	4.00%	7

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all positions.

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

The primary trading risk exposure of the Fund as of December 31, 2008 relating to the Index Commodity is as follows:

Silver

The price of silver is volatile and is affected by numerous factors. The largest industrial users of silver (e.g., photographic, jewelry, and electronic industries) may influence its price. A change in economic conditions, such as a recession, can adversely affect industries which are significant users of silver. In turn, such a negative economic impact may decrease demand for silver, and, consequently, its price. Worldwide speculation and hedging activity by silver producers may also impact its price.

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Silver Fund and Subsidiary (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

March 10, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Silver Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Silver Fund and Subsidiary (the Fund) as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Silver Fund and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 10, 2009

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2008 and 2007

	2008	2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $28,495,286 and $23,449,452, respectively)	$28,498,799	$23,457,741
Cash held by broker	9,521,208	3,788,960
Net unrealized appreciation on futures contracts	6,589,745	596,455

Deposits with broker	44,609,752	27,843,156
Other assets	-	4,921

Total assets	$44,609,752	$27,848,077

Liabilities and shareholders’ equity
Management fee payable	17,198	11,678
Brokerage fee payable	296	-
Non controlling interest in consolidated subsidiary - related party	811	1,000

Total liabilities	$18,305	$12,678

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,000	1,000
Accumulated earnings (deficit)	(189)	113

Total General shares	811	1,113

Shares:
Paid in capital - 2,200,000 and 1,000,000 redeemable shares issued and outstanding as of December 31, 2008 and 2007, respectively	59,899,340	25,160,026
Accumulated earnings (deficit)	(15,308,704)	2,674,260

Total Shares	44,590,636	27,834,286

Total shareholders’ equity	44,591,447	27,835,399

Total liabilities and shareholders’ equity	$44,609,752	$27,848,077

Net asset value per share
General shares	$20.28	$27.83
Shares	$20.27	$27.83

See accompanying notes to consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	13.46%	$5,999,970	6,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	12.33	5,499,978	5,500,000
U.S. Treasury Bills, 0.03% due January 29, 2009	11.21	4,999,890	5,000,000
U.S. Treasury Bills, 0.53% due February 5, 2009	8.97	3,999,892	4,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	6.73	2,999,904	3,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	11.21	4,999,165	5,000,000

Total United States Treasury Obligations (cost $28,495,286)	63.91%	$28,498,799

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts Silver (790 contracts, settlement date December 29, 2009)	14.78%	$6,589,745

Net Unrealized Appreciation on Futures Contracts	14.78%	$6,589,745

See accompanying notes to consolidated financial statements.

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

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Income
Interest Income	$810,936	$1,023,571

Expenses
Management fee	242,603	111,270
Brokerage commissions and fees	32,413	8,902

Total expenses	275,016	120,172

Net investment income	535,920	903,399

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	21,003	735
Futures	(24,044,695)	2,035,530

Net realized gain (loss)	(24,023,692)	2,036,265

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(4,776)	8,289
Futures	5,993,290	596,455

Net change in unrealized gain	5,988,514	604,744

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(18,035,178)	2,641,009

Net Income (Loss)	$(17,499,258)	$3,544,408

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total
	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2008	40	$1,000	$113	$1,113	1,000,000	$25,160,026	$2,674,260	$27,834,286	$27,835,399
Sale of Shares					2,000,000	57,736,070		57,736,070	57,736,070
Redemption of Shares					(800,000)	(22,996,756)		(22,996,756)	(22,996,756)
Net Loss
Net investment income			13	13			535,907	535,907	535,920
Net realized loss on United States Treasury Obligations and Futures			(435)	(435)			(24,023,257)	(24,023,257)	(24,023,692)
Net change in unrealized gain on United States Treasury Obligations and Futures			129	129			5,988,385	5,988,385	5,988,514

Net Loss			(293)	(293)			(17,498,965)	(17,498,965)	(17,499,258)

Distributions of net investment income ($0.22 per Share)			(9)	(9)			(483,999)	(483,999)	(484,008)

Balance at December 31, 2008	40	$1,000	$(189)	$811	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,591,447

See accompanying notes to consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares				Total
	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Total Shareholders’ Equity (Deficit)
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Shares					1,400,000	36,099,486		36,099,486	36,099,486
Redemption of Shares					(400,000)	(10,939,460)		(10,939,460)	(10,939,460)
Net Income
Net investment income			44	44			903,355	903,355	903,399
Net realized gain on United States Treasury Obligations and futures			121	121			2,036,144	2,036,144	2,036,265
Net change in unrealized gain (loss) on United States Treasury Obligations and futures			(17)	(17)			604,761	604,761	604,744

Net Income			148	148			3,544,260	3,544,260	3,544,408

Distributions of net investment income ($0.87 per Share)			(35)	(35)			(870,000)	(870,000)	(870,035)

Balance at December 31, 2007	40	$1,000	$113	$1,113	1,000,000	$25,160,026	$2,674,260	$27,834,286	$27,835,399

See accompanying notes to consolidated financial statements.

(i) The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Cash flow provided by operating activities:
Net Income (Loss)	$(17,499,258)	$3,544,408
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(192,767,547)	(93,419,007)
Proceeds from securities sold and matured	188,467,253	70,882,494
Net accretion of discount on United States Treasury Obligations	(724,537)	(912,204)
Net realized gain on United States Treasury Obligations	(21,003)	(735)
Net change in unrealized gain on United States Treasury Obligations and futures	(5,988,514)	(604,744)
Change in operating receivables and liabilities:
Management fee payable	5,520	11,678
Other assets	4,921	(4,921)
Brokerage fee payable	296	-
Non controlling interest in consolidated subsidiary - related party	(189)	1,000

Net cash used for operating activities	(28,523,058)	(20,502,031)

Cash flows from financing activities:
Proceeds from sale of Shares	57,736,070	36,099,486
Redemption of Shares	(22,996,756)	(10,939,460)
Cash distributions paid on Shares and General Shares	(484,008)	(870,035)

Net cash provided by financing activities	34,255,306	24,289,991

Net change in cash held by broker	5,732,248	3,787,960

Cash held by broker at beginning of period	3,788,960	1,000

Cash held by broker at end of period	$9,521,208	$3,788,960

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Silver Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2008

(1)	Organization

PowerShares DB Silver Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Silver Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st . The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 400,000 Shares were issued to certain Authorized Participants for $11,099,486 and 400,000 Shares were redeemed for $10,939,460 during the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. During the year ended December 31, 2008, an additional 2,000,000 Shares were issued to certain Authorized Participants for $57,736,070 and 800,000 Shares were redeemed for $22,996,756.

This Report covers the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Silver Excess Return™ (“DBLCI-OY SI ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

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

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $44,609,752 (or 100%) and $27,843,156 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $6,825,600 (or 15.30%) and $2,199,150 (or 7.90%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $242,603, of which $17,198 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $111,270 of which $11,678 was payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $32,413, of which $296 was payable at December 31, 2008. For the Period Ended December 31, 2007 the Fund and Master Fund incurred brokerage fees of $8,902, none of which was payable to the Commodity Broker at December 31, 2007.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2008 was $6,825,600, which were restricted and held against initial margin of the open futures contracts. Included in the United States Treasury Obligations as of December 31, 2007 was $2,199,150, which were restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2008 and December 31, 2007, the Fund held cash of $9,521,208 and $3,788,960, respectively. There were no cash equivalents held by the Fund as of December 31, 2008 and December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2008 and 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $6,589,745 and $596,455, respectively.

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

Assets and Liabilities Measured at Fair Value as of December 31, 2008:

United States Treasury Obligations (Level 1)	$28,498,799
Commodity Futures Contracts (Level 1)	$6,589,745

There were no Level 2 or Level 3 holdings as of December 31, 2008.

(6)	Financial Instrument Risk

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

	Shares	Amount	Shares	Amount
	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold	2,000,000	$57,736,070	1,400,000	$36,099,486
Shares Redeemed	(800,000)	(22,996,756)	(400,000)	(10,939,460)

Net Increase	1,200,000	$34,739,314	1,000,000	$25,160,026

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

A distribution of $0.22 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $483,999 was paid to Shareholders. On December 30, 2008, the Fund paid $0.22 per General Share, a total distribution of $8.80.

A distribution of $0.87 per Share from net investment income was declared on December 14, 2007 to Shareholders of record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution $870,000 was paid to Shareholders. On December 28, 2007, the Fund paid $0.87 per General Share, a total distribution of $34.80.

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

	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$-	$25.00
Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(7.64)	2.64
Net investment income	0.30	1.06

Net income (loss)	(7.34)	3.70
Distributions of net investment income on Shares	(0.22)	(0.87)

Net increase (decrease)	(7.56)	2.83
Net asset value per Share, beginning of period	$27.83	$-

Net asset value per Share, end of period	$20.27	$27.83

Market value per Share, beginning of period	$27.79	$25.00

Market value per Share, end of period	$20.46	$27.79

Ratio to average Shares*
Net investment income	1.11%	4.03%
Total expenses	0.57%	0.54%

Total Return, at net asset value **	(26.37)%	14.80%

Total Return, at market value **	(25.58)%	14.64%

*	Percentages are annualized.
**	Percentages are not annualized for the Period Ended December 31, 2007 and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $242,603 to DB Commodity Services LLC of which $225,405 had been paid at December 31, 2008.

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

DB Multi-Sector Commodity Master Trust with respect to DB Silver Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

By: /s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Chief Executive Officer

Dated: March 10, 2009	By: /s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer