Form 10-Q
period 2009-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund; DB Gold Master Fund
filed 2009-05-08
CIK 1367305, 1367306, 1383055, 1383056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2009: 3,000,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2009

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2009 (unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $91,484,497 and $40,493,607, respectively)	$91,487,872	$40,498,409
Cash held by broker	-	33,461,910
Net unrealized appreciation on futures contracts	10,931,380	9,733,420

Deposits with broker	102,419,252	83,693,739

Total assets	$102,419,252	$83,693,739

Liabilities
Payable to broker	1,774,076	-
Management fee payable	43,055	30,192
Brokerage fee payable	370	426

Total liabilities	$1,817,501	$30,618

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity

General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated earnings	341	287

Total General shares	1,341	1,287

Shares:
Paid in capital - 3,000,000 and 2,600,000 redeemable shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	88,010,176	74,428,574
Accumulated earnings	12,588,893	9,231,973

Total Shares	100,599,069	83,660,547

Total shareholders’ equity	100,600,410	83,661,834

Non-controlling interest in consolidated subsidiary - related party	1,341	1,287

Total equity	100,601,751	83,663,121

Total liabilities and equity	$102,419,252	$83,693,739

Net asset value per share
General shares	$33.53	$32.18
Shares	$33.53	$32.18

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due April 9, 2009	28.83%	$28,999,333	$29,000,000
U.S. Treasury Bills, 0.23% due April 16, 2009	5.96	5,999,688	6,000,000
U.S. Treasury Bills, 0.05% due April 23, 2009	6.46	6,499,441	6,500,000
U.S. Treasury Bills, 0.17% due April 30, 2009	12.92	12,998,245	13,000,000
U.S. Treasury Bills, 0.18% due May 14, 2009	21.86	21,995,666	22,000,000
U.S. Treasury Bills, 0.21% due May 21, 2009	6.96	6,998,523	7,000,000
U.S. Treasury Bills, 0.23% due June 25, 2009	7.95	7,996,976	8,000,000

Total United States Treasury Obligations (cost $91,484,497)	90.94%	$91,487,872

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (1,077 contracts, settlement date June 26, 2009)	10.87%	$10,931,380

Net Unrealized Appreciation on Futures Contracts	10.87%	$10,931,380

Net unrealized appreciation is comprised of unrealized gains of $11,666,040 and unrealized losses of $734,660.

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

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Income
Interest Income	$29,392	$414,107

Expenses
Management fee	116,335	82,719
Brokerage commissions and fees	4,807	6,618

Total Expenses	121,142	89,337

Net investment income (loss)	(91,750)	324,770

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(1,715)	-
Futures	2,253,960	-

Net realized gain (loss)	2,252,245	-

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,427)	26,176
Futures	1,197,960	2,672,990

Net change in unrealized gain	1,196,533	2,699,166

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	3,448,778	2,699,166

Net Income	$3,357,028	$3,023,936

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(54)	(371)

Net Income Attributable to PowerShares DB Gold Fund and Subsidiary	$3,356,974	$3,023,565

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$287	$1,287	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,661,834	$1,287	$83,663,121
Sale of Shares					800,000	27,197,136		27,197,136	27,197,136		27,197,136

Redemption of Shares					(400,000)	(13,615,534)		(13,615,534)	(13,615,534)		(13,615,534)
Net Income
Net investment loss			(2)	(2)			(91,746)	(91,746)	(91,748)	(2)	(91,750)
Net realized gain on United States Treasury Obligations and Futures			31	31			2,252,183	2,252,183	2,252,214	31	2,252,245
Net change in unrealized gain on United States Treasury Obligations and Futures			25	25			1,196,483	1,196,483	1,196,508	25	1,196,533

Net Income			54	54			3,356,920	3,356,920	3,356,974	54	3,357,028

Balance at March 31, 2009	40	$1,000	$341	$1,341	3,000,000	$88,010,176	$12,588,893	$100,599,069	$100,600,410	$1,341	$100,601,751

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$262	$1,262	1,400,000	$37,170,860	$7,004,149	$44,175,009	$44,176,271	$1,000	$44,177,271
Sale of Shares					1,000,000	35,079,702		35,079,702	35,079,702		35,079,702
Redemptions of Shares
Net Income
Net investment income			7	7			324,739	324,739	324,746	24	324,770
Net realized gain (loss) on United States Treasury Obligations and futures			*	*
Net change in unrealized gain (loss) on United States Treasury Obligations and futures			102	102			2,698,717	2,698,717	2,698,819	347	2,699,166

Net Income			109	109			3,023,456	3,023,456	3,023,565	371	3,023,936

Balance at March 31, 2008	40	$1,000	$371	$1,371	2,400,000	$72,250,562	$10,027,605	$82,278,167	$82,279,538	$1,371	$82,280,909

*Amount less than $0.50.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flow provided by operating activities:
Net Income	$3,357,028	$3,023,936
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(92,461,248)	(78,116,439)
Proceeds from securities sold and matured	41,498,035	39,500,000
Net accretion of discount on United States Treasury Obligations	(29,392)	(378,608)
Net realized loss on United States Treasury Obligations	1,715	-
Net change in unrealized gain on United States Treasury Obligations and futures	(1,196,533)	(2,699,166)
Change in operating receivables and liabilities:		-
Payable to broker	1,774,076	3,541,236
Management fee payable	12,863	44,622
Other assets	-	3,556
Brokerage fee payable	(56)	1,161

Net cash used for operating activities	(47,043,512)	(35,079,702)

Cash flows from financing activities:
Proceeds from sale of Shares	27,197,136	35,079,702
Redemption of Shares	(13,615,534)	-

Net cash provided by financing activities	13,581,602	35,079,702

Net change in cash held by broker	(33,461,910)	-

Cash held by broker at beginning of period	33,461,910	-

Cash held by broker at end of period	$-	$-

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2009

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (“the Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 3, 2007. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This report covers the three months ended March 31, 2009 and 2008 (hereinafter referred to as the “Three Months Ended March 31, 2009” and the “Three Months Ended March 31, 2008”, respectively).

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

The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index is gold (the “Index Commodity”). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the Index Commodity. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of March 31, 2009 and December 31, 2008, the Fund had $102,419,252 (or 100%) and $83,693,739 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $5,814,346 (or 5.68%) and $5,418,584 (or 6.47%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). The Index Sponsor is an affiliate of the Trust, the Fund, the Master Trust, the Master Fund and the Managing Owner.

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements, Wilmington Trust Company, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund, the Master Trust and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $116,335 and $82,719, respectively. As of March 31, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $43,055 and $30,192, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Three Months Ended March 31, 2009 and 2008, the Fund and Master Fund incurred brokerage fees of $4,807 and $6,618, respectively. As of March 31, 2009 and December 31, 2008, brokerage fees payable to the Commodity Broker were $370 and $426, respectively.

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (the “Licensor”) and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances, and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2009 and December 31, 2008 was $5,814,346 and $5,418,584, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2009, the Fund had no cash held by the Commodity Broker. As of December 31, 2008, the Fund had cash held by the Commodity Broker of $33,461,910. There were no cash equivalents held by the Fund as of March 31, 2009 and December 31, 2008.

(g)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of March 31, 2009, the futures contracts held by the Fund were in an unrealized appreciation position of $10,931,380, of which the Fund utilized $1,774,076 to purchase United States Treasury Obligations. No net interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the amount payable to broker by $9,157,304 as of March 31, 2009. As of December 31, 2008, the Fund did not have an amount payable to broker.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $10,931,380 and $9,733,420, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2009 and 2008.

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

(n)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2009 and 2008, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of March 31, 2009:

United States Treasury Obligations (Level 1)	$91,487,872

Commodity Futures Contracts (Level 1)	$10,931,380

There were no Level 2 or Level 3 holdings as of March 31, 2009.

(6)	Financial Instrument Risk

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

The Fund and the Master Fund commenced investment operations on January 3, 2007. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

Summary of Share Transactions for the Three Months Ended March 31, 2009 and 2008

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Shares Sold	800,000	1,000,000	$27,197,136	$35,079,702

Shares Redeemed	(400,000)	-	(13,615,534)	-

Net Increase	400,000	1,000,000	$13,581,602	$35,079,702

(8)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Trust, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (as the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of March 31, 2009 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the Three Months Ended March 31, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Limited Units. The Fund is the majority Master Fund Limited Unit owner and the Managing Owner holds a non-controlling interest in the Master Fund. Each Share issued by the Fund correlates with the Master Fund Limited Unit issued by the Master Fund and held by the Fund.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and the Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

	Three Months Ended
	March 31, 2009	March 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$32.18	$31.55
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.38	2.56
Net investment income (loss)	(0.03)	0.17

Net income	1.35	2.73

Net asset value per Share, end of period	$33.53	$34.28

Market value per Share, beginning of period	$32.14	$31.58

Market value per Share, end of period	$33.35	$34.35

Ratio to average Shares*
Net investment income (loss)	(0.39)%	1.93%
Total expenses	0.52%	0.53%

Total Return, at net asset value **	4.20%	8.65%

Total Return, at market value **	3.76%	8.77%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement No. 160). Statement No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The Fund adopted Statement No. 160 on January 1, 2009.

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement No. 161). Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Fund adopted Statement No. 161 on January 1, 2009, and has determined that the application of this Statement did not have any impact on its results of operation and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Gold Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC (the “Managing Owner”), undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (“DBLCI-OY GC ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) on the single commodity comprising the Index, or the Index Commodity. The single Index Commodity is gold. The Index is composed of notional amounts of the Index Commodity. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

The futures contract price for the Index Commodity will be the exchange closing price for the Index Commodity on each weekday when banks in New York, New York are open (the “Index Business Days”) If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for the Index Commodity. “Exchange Business Day” means, in respect of the Index Commodity, a day that is a trading day for the Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

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

The Commodity Futures Trading Commission (the “CFTC”)and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

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

Performance Summary

This Report covers the three months ended March 31, 2009 and 2008 (hereinafter referred to as the “Three Months Ended March 31, 2009” and the “Three Months Ended March 31, 2008”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the gold sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Total Return™ (the “DBLCI-OY GC TR™”), consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008” below provides an overview of the changes in the closing levels of DBLCI-OY GC TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY GC TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY GC TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008

Underlying Index	Total returns for index in the DBLCI-OY GC TR™
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
DB Gold Indices	4.43%	8.69%
TOTAL RETURN	4.43%	8.69%

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding FASB Statement No. 157.

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

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including exchange clearinghouses) to perform under the terms of the contracts (credit risk).

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

Operating Activities

Net cash flow used for operating activities was $47.0 million and $35.1 million for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2009, $92.5 million was paid to purchase United States Treasury Obligations and $41.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2008, $78.1 million was paid to purchase United States Treasury Obligations and $39.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $1.2 million and by $2.7 million during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $13.6 million and $35.1 million during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively. This included $27.2 million and $35.1 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (DBLCI-OY GC ER™, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DGL”), (ii) the Fund’s NAV (as reflected by the graph “DGLNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DGLDIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

COMPARISON OF DGL, DGLNAV AND DGLDIX

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Fund Share Price Performance

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share increased 3.76% from $32.14 per Share to $33.35 per Share. The Share price low and high for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $29.50 per Share (-8.21%) on January 14, 2009 to a high of $36.13 per Share (+12.41%) on February 20, 2009.

For the Three Months Ended March 31, 2008, the NYSE Alternext market value of each Share increased 8.77% from $31.58 per Share to $34.35 per Share. The Share price low and high for the Three Months Ended March 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $32.38 per Share (+2.53%) on January 7, 2008 to a high of $37.42 per Share (+18.49%) on March 17, 2008.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2009, the net asset value of each Share increased 4.20% from $32.18 per Share to $33.53 per share. Rising prices for gold futures contracts during the Three Months Ended March 31, 2009 contributed to a 4.43% increase in the level of the DBLCI-OY GC TR™.

Net income for the Three Months Ended March 31, 2009 was $3.3 million, resulting from $0.03 million of interest income, realized and unrealized gains of $3.4 million, and operating expenses of $0.1 million.

For the Three Months Ended March 31, 2008, the net asset value of each Share increased 8.65% from $31.55 per Share to $34.28 per Share. Appreciation in the price of gold futures contracts during the Three Months Ended March 31, 2008, contributed to an 8.69% increase in the level of the DBLCI-OY GC TR™.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	June 2009	4,811,458	4.78%	7
Aggregate/Total		5,553,853	5.52%	3

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	June 2009	3,826,784	4.57%	9
Aggregate/Total		3,827,027	4.57%	8
*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following was the primary trading risk exposure of the Fund as of March 31, 2009 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.            OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, filed March 10, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)        There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b)        The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-11) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-12) and on January 15, 2008 (File No. 333-148613-02) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-12) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-150501-12) was declared effective on April 30, 2009, which also contained this information. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-12) also acts as Post-Effective Amendment No. 2 to File No. 333-148613-02, Post-Effective Amendment No. 3 to File No. 333-142163-12 and acts as Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-11, which also contained this information. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended March 31, 2009, 0.8 million Shares were created for $27.2 million and 0.4 million Shares were redeemed for $13.6 million. On March 31, 2009, 3.0 million Shares of the Fund were outstanding for a market capitalization of $100.1 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2009 and 2008.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2009	(400,000)	$ 34.04
Three Months Ended March 31, 2008	-	$ -

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Gold Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
Name: Hans Ephraimson
Title: Chief Executive Officer

	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Gold Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
Name: Hans Ephraimson
Title: Chief Executive Officer

Dated: May 8, 2009	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1