Form 10-Q
period 2009-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND; POWERSHARES DB AGRICULTURE FUND
filed 2009-05-08
CIK 1367305, 1367306, 1383081, 1383082

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

Indicate the number of outstanding Shares as of March 31, 2009: 67,800,000 Shares.

POWERSHARES DB AGRICULTURE FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2009

i

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2009 (unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
United States Treasury Obligations, at fair value (cost $1,540,650,097 and $404,869,788, respectively)	$1,540,675,271	$404,892,805
Cash held by broker	251,587,158	732,849,487

Net unrealized depreciation on futures contracts	(135,927,530)	(73,202,267)

Deposits with broker	1,656,334,899	1,064,540,025
Receivable for Shares Issued	24,423,650	—

Total assets	$1,680,758,549	$1,064,540,025

Liabilities
Payable for securities purchased	23,993,200	—
Management fee payable	833,390	627,835
Brokerage fee payable	6,375	15,537

Total liabilities	$24,832,965	$643,372

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity

General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated earnings (deficit)	(23)	38

Total General shares	977	1,038

Shares:
Paid in capital - 67,800,000 and 41,000,000 redeemable shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	2,054,441,830	1,391,803,646
Accumulated deficit	(398,518,200)	(327,909,069)

Total Shares	1,655,923,630	1,063,894,577

Total shareholders’ equity	1,655,924,607	1,063,895,615

Non-controlling interest in consolidated subsidiary - related party	977	1,038

Total equity	1,655,925,584	1,063,896,653

Total liabilities and equity	$1,680,758,549	$1,064,540,025

Net asset value per share
General shares	$24.43	$25.95
Shares	$24.42	$25.95

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.15% due April 2, 2009	0.36%	$5,999,994	$6,000,000
U.S. Treasury Bills, 0.13% due April 9, 2009	33.21	549,987,350	550,000,000
U.S. Treasury Bills, 0.23% due April 16, 2009	9.18	151,992,096	152,000,000
U.S. Treasury Bills, 0.05% due April 23, 2009	12.73	210,881,862	210,900,000
U.S. Treasury Bills, 0.17% due April 30, 2009	3.14	51,992,980	52,000,000
U.S. Treasury Bills, 0.22% due May 7, 2009	3.62	59,990,700	60,000,000
U.S. Treasury Bills, 0.18% due May 14, 2009	2.42	39,992,120	40,000,000
U.S. Treasury Bills, 0.21% due May 21, 2009	1.87	30,993,459	31,000,000
U.S. Treasury Bills, 0.28% due June 4, 2009	1.03	16,994,407	17,000,000
U.S. Treasury Bills, 0.24% due June 11, 2009	2.54	41,984,922	42,000,000
U.S. Treasury Bills, 0.25% due June 18, 2009	17.57	290,899,023	291,000,000
U.S. Treasury Bills, 0.23% due June 25, 2009	5.37	88,966,358	89,000,000

Total United States Treasury Obligations (cost $1,540,650,097)	93.04%	$1,540,675,271

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Corn (13,499 contracts, settlement date December 14, 2009)	(0.56)%	$(9,254,800)
Corn (5,030 contracts, settlement date March 12, 2010)	0.23	3,794,150
Red Wheat (915 contracts, settlement date July 14, 2009)	0.05	766,650
Soybean (6,499 contracts, settlement date November 13, 2009)	(1.61)	(26,623,800)
Soybean (2,112 contracts, settlement date January 14, 2010)	0.10	1,666,625
Sugar (30,083 contracts, settlement date June 30, 2009)	(0.65)	(10,836,392)
Wheat (4,999 contracts, settlement date July 14, 2009)	(4.79)	(79,398,637)
Wheat (1,499 contracts, settlement date December 14, 2009)	(0.16)	(2,577,888)
Wheat KCB (4,999 contracts, settlement date July 14, 2009)	(0.68)	(11,303,888)
Wheat KCB (1,499 contracts, settlement date December 14, 2009)	(0.14)	(2,159,550)

Net Unrealized Depreciation on Futures Contracts	(8.21)%	$(135,927,530)

Net unrealized depreciation is comprised of unrealized losses of $147,694,542 and unrealized gains of $11,767,012.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	14.29%	$151,999,240	$152,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	14.65	155,899,377	155,900,000
U.S. Treasury Bills, 0.03% due January 29, 2009	0.66	6,999,846	7,000,000
U.S. Treasury Bills, 0.53% due February 5, 2009	1.41	14,999,595	15,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	4.51	47,998,464	48,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	1.69	17,996,994	18,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	0.85	8,999,289	9,000,000

Total U.S. Treasury Obligations (cost $404,869,788)	38.06%	$404,892,805

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Corn (11,301 contracts, settlement date December 14, 2009)	(0.12)%	$(1,332,863)
Soybean (5,221 contracts, settlement date November 13, 2009)	0.56	5,973,613
Sugar (18,192 contracts, settlement date June 30, 2009)	(2.07)	(21,984,054)
Wheat (1,499 contracts, settlement date December 14, 2009)	0.32	3,361,900
Wheat (4,999 contracts, settlement date July 14, 2009)	(5.38)	(57,215,575)
Wheat KCB (2,275 contracts, settlement date July 14, 2009)	(0.19)	(2,005,288)

Net Unrealized Depreciation on Futures Contracts	(6.88)%	$(73,202,267)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Income
Interest Income	$336,763	$15,080,107

Expenses
Management fee	2,203,731	4,142,724
Brokerage commissions and fees	250,129	523,781

Total Expenses	2,453,860	4,666,505

Net investment income (loss)	(2,117,097)	10,413,602

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(4,997)	1,114,952
Futures	(5,764,053)	(11,269,489)

Net Realized Loss	(5,769,050)	(10,154,537)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	2,157	1,275,240
Futures	(62,725,263)	74,329,295

Net change in unrealized gain (loss)	(62,723,106)	75,604,535

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(68,492,156)	65,449,998

Net Income (Loss)	$(70,609,253)	$75,863,600

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	61	(459)

Net Income (Loss) Attributable to PowerShares DB Agriculture Fund and Subsidiary	(70,609,192)	75,863,141

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Share				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Total Shareholders’ Equity (Deficit)	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$38	$1,038	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,895,615	$1,038	$1,063,896,653
Sale of Shares					27,400,000	676,566,474		676,566,474	676,566,474		676,566,474
Redemption of Shares					(600,000)	(13,928,290)		(13,928,290)	(13,928,290)		(13,928,290)
Net Loss
Net investment income (loss)			(2)	(2)			(2,117,093)	(2,117,093)	(2,117,095)	(2)	(2,117,097)
Net realized loss on United States Treasury Obligations and Futures			(5)	(5)			(5,769,040)	(5,769,040)	(5,769,045)	(5)	(5,769,050)
Net change in unrealized loss on United States Treasury Obligations and Futures			(54)	(54)			(62,722,998)	(62,722,998)	(62,723,052)	(54)	(62,723,106)

Net Loss			(61)	(61)			(70,609,131)	(70,609,131)	(70,609,192)	(61)	(70,609,253)

Balance at March 31, 2009	40	$1,000	$(23)	$977	67,800,000	$2,054,441,830	$(398,518,200)	$1,655,923,630	$1,655,924,607	$977	$1,655,925,584

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’

Equity For the Three Months Ended March 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$313	$1,313	34,000,000	$953,481,076	$162,180,172	$1,115,661,248	$1,115,662,561	$1,000	$1,115,663,561
Sale of Shares					47,400,000	1,814,148,064		1,814,148,064	1,814,148,064		1,814,148,064
Redemption of Shares					(16,000,000)	(619,588,638)		(619,588,638)	(619,588,638)		(619,588,638)
Net Income
Net investment income			7	7			10,413,573	10,413,573	10,413,580	22	10,413,602
Net realized loss on United States Treasury Obligations and Futures			(6)	(6)			(10,154,512)	(10,154,512)	(10,154,518)	(19)	(10,154,537)
Net change in unrealized gain on United States Treasury Obligations and Futures			145	145			75,603,934	75,603,934	75,604,079	456	75,604,535

Net Income			146	146			75,862,995	75,862,995	75,863,141	459	75,863,600

Balance at March 31, 2008	40	$1,000	$459	$1,459	65,400,000	$2,148,040,502	$238,043,167	$2,386,083,669	$2,386,085,128	$1,459	$2,386,086,587

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flow provided by operating activities:
Net Income (Loss)	$(70,609,253)	$75,863,600
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(1,610,325,648)	(3,056,010,861)
Proceeds from securities sold and matured	474,883,456	1,676,305,215
Net accretion of discount on United States Treasury Obligations	(343,114)	(14,613,299)
Net realized (gain) loss on United States Treasury Obligations	4,997	(1,114,952)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	62,723,106	(75,604,535)
Change in operating receivables and liabilities:
Payable for securities purchased	23,993,200	(5,956,083)
Payable to broker	-	197,265,591
Management fee payable	205,555	2,541,802
Receivable for shares issued	(24,423,650)	6,562,700
Brokerage fee payable	(9,162)	201,396

Net cash used for operating activities	(1,143,900,513)	(1,194,559,426)

Cash flows from financing activities:
Proceeds from sale of Shares	676,566,474	1,814,148,064
Redemption of Shares	(13,928,290)	(619,588,638)

Net cash provided by financing activities	662,638,184	1,194,559,426

Net change in cash held by broker	(481,262,329)	-

Cash held by broker at beginning of period	732,849,487	-

Cash held by broker at end of period	$251,587,158	$-

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

The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are corn, wheat, soybeans and sugar (the “Index Commodities”). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Master Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Master Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of March 31, 2009 and December 31, 2008, the Fund had $1,656,334,899 (or 100%) and $1,064,540,025 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity

Broker. Of this, $156,017,530 (or 9.4%) and $98,093,920 (or 9.21%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $2,203,731 and $4,142,724, respectively. As of March 31, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $833,390 and $627,835 respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Three Months Ended March 31, 2009 and 2008, the Fund and Master Fund incurred brokerage fees of $250,129 and $523,781, respectively. As of March 31, 2009 and December 31, 2008, brokerage fees payable to the Commodity Broker were $6,375 and $15,537 respectively.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2009 and December 31, 2008 was $156,017,530 and $98,093,920, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $24,000,000 notional amount of United

States Treasury Obligations which was unpaid as of March 31, 2009. As a result, a payable for securities purchased is reported for $23,993,200. There was no payable amount for securities purchased as of December 31, 2008.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $251,587,158 and $732,849,487, respectively, of which $135,927,530 and $73,202,267 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2009 and December 31, 2008, the futures contracts held by the Fund were in an unrealized depreciation position of $135,927,530 and $73,202,267, respectively.

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

Assets and Liabilities Measured at Fair Value as of March 31, 2009:

United States Treasury Obligations (Level 1)	$1,540,675,271

Commodity Futures Contracts (Level 1)	$(135,927,530)

There were no Level 2 or Level 3 holdings as of March 31, 2009.

(6)	Financial Instrument Risk

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

Summary of Share Transactions for the Three Months Ended March 31, 2009 and 2008

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Shares Sold	27,400,000	47,400,000	$676,566,474	$1,814,148,064

Shares Redeemed	(600,000)	(16,000,000)	(13,928,290)	(619,588,638)

Net Increase	26,800,000	31,400,000	$662,638,184	$1,194,559,426

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

	Three Months Ended
	March 31, 2009	March 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$25.95	$32.81

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$(1.49)	$3.49
Net investment income (loss)	(0.04)	0.18

Net income (loss)	(1.53)	3.67
Net asset value per Share, end of period	$24.42	$36.48

Market value per Share, beginning of period	$26.18	$32.99

Market value per Share, end of period	$24.49	$36.45

Ratio to average Shares*
Net investment income (loss)	(0.71)%	1.87%
Total expenses	0.83%	0.84%

Total Return, at net asset value **	(5.90)%	11.19%

Total Return, at market value **	(6.46)%	10.49%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

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

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement No. 161). Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Fund adopted Statement No. 161 on January 1, 2009.

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are corn, wheat, soybeans and sugar. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Master Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Master Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with a futures contract that comprises the Fund’s Index.

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

The section “Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008” below provides an overview of the changes in the closing levels of DBLCI-OY Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008

	Total returns for indexes in the DBLCI-OY Agriculture TR™
Underlying Index	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

DB Corn Indices	(3.44)%	23.34%

DB Wheat Indices	(13.96)%	21.45%

DB Soybean Indices	(11.35)%	(2.26)%

DB Sugar Indices	5.34%	8.01%

TOTAL RETURN	(6.07)%	12.52%

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

Operating Activities

Net cash flow used for operating activities was $1,143.9 million and $1,194.6 million for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2009, $1,610.3 million was paid to purchase United States Treasury Obligations and $474.9 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2008, $3,056.0 million was paid to purchase United States Treasury Obligations and $1,676.3 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $62.7 million and increased by $75.6 million during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $662.6 million and $1,194.6 million during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively. This included $676.6 million and $1,814.1 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: -“RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Fund Share Price Performance

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share decreased 6.46% from $26.18 per Share to $24.49 per Share. The Share price high and low for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a high of $27.15 per Share (+3.71%) on January 6, 2009 to a low of $22.50 per Share (-14.06%) on March 2, 2009.

For the Three Months Ended March 31, 2008, the NYSE Alternext market value of each Share increased 10.49% from $32.99 per Share to $36.45 per Share. The Share price low and high for the Three Months Ended March 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $33.43 per Share (+1.33%) on January 2, 2008 to a high of $42.98 per Share (+30.28%) on February 26, 2008.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2009, the net asset value of each Share decreased 5.90% from $25.95 per Share to $24.42 per Share. A decline in the futures contract prices of corn, wheat, soybeans and sugar, resulted in an overall 6.07% decrease in the level of the DBLCI-OY Agriculture TR™.

Net loss for the Three Months Ended March 31, 2009 was $70.6 million, resulting from $0.3 million of interest income, net realized losses of $5.8 million, net unrealized losses of $62.7 million and operating expenses of $2.4 million.

For the Three Months Ended March 31, 2008, the net asset value of each Share increased 11.19% from $32.81 per Share to $36.48 per Share. An increase in the futures contract prices of corn, wheat and sugar futures contracts were partially offset by a decrease in prices of soybeans contracts during the Three Months Ended March 31, 2008, resulted in an overall 12.52% increase in the level of the DBLCI-OY Agriculture TR™.

Net income for the Three Months Ended March 31, 2008 was $75.9 million, resulting from $15.1 million of interest income, net realized losses of $10.1 million, net unrealized gains of $75.6 million and operating expenses of $4.7 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009 – March 2010	26,453,664	1.62%	9
Wheat	July – December 2009	27,394,442	1.68%	10
Soybeans	November 2009 – January 2010	23,916,573	1.47%	6
Sugar	June 2009	26,613,264	1.63%	9
Aggregate/Total		89,649,840	5.49%	5
The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.
Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	16,675,043	1.57%	1
Wheat	July – December 2009	19,551,004	1.84%	19
Soybeans	November 2009	15,692,160	1.47%	3
Sugar	June 2009	18,185,217	1.71%	12
Aggregate/Total		55,098,007	5.18%	6

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2009 by Index Commodities:

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-15) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-09) and on January 15, 2008 (File No. 333-148613-13) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-09) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-150501-09) was declared effective on April 30, 2009, which also contained this information. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-09) also acts as Post-Effective Amendment No. 2 to File No. 333-148613-13, Post-Effective Amendment No. 3 to File No. 333-142163-09 and acts as Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-15, which also contained this information. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended March 31, 2009, 27.4 million Shares were created for $676.6 million and 0.6 million Shares were redeemed for $13.9 million. On March 31, 2009, 67.8 million Shares of the Fund were outstanding for a market capitalization of $1,660.4 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2009 and 2008.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2009	600,000	$23.21
Three Months Ended March 31, 2008	16,000,000	$38.72

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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