Form 10-Q
period 2009-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB BASE METALS MASTER FUND; POWERSHARES DB BASE METALS FUND
filed 2009-05-08
CIK 1367305, 1367306, 1383083, 1383084

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

Indicate the number of outstanding Shares as of March 31, 2009: 9,000,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2009

i

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2009 (unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $99,968,907 and $30,999,510, respectively)	$99,972,723	$30,997,263
Cash held by broker	21,340,431	30,952,245
Net unrealized depreciation on futures contracts	(4,661,881)	(28,506,169)

Deposits with broker	116,651,273	33,443,339

Total assets	$116,651,273	$33,443,339

Liabilities
Management fee payable	47,901	21,332
Brokerage fee payable	127	585

Total liabilities	$48,028	$21,917

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(482)	(523)

Total General shares	518	477

Shares:
Paid in capital - 9,000,000 and 2,800,000 redeemable shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	171,908,718	95,254,196
Accumulated deficit	(55,306,509)	(61,833,728)

Total Shares	116,602,209	33,420,468

Total shareholders’ equity	116,602,727	33,420,945

Non-controlling interest in consolidated subsidiary - related party	518	477

Total equity	116,603,245	33,421,422

Total liabilities and equity	$116,651,273	$33,443,339

Net asset value per share
General shares	$12.95	$11.93
Shares	$12.96	$11.94

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.23% due April 16, 2009	7.72%	$8,999,532	$9,000,000
U.S. Treasury Bills, 0.05% due April 23, 2009	11.15	12,998,882	13,000,000
U.S. Treasury Bills, 0.17% due April 30, 2009	3.86	4,499,392	4,500,000
U.S. Treasury Bills, 0.18% due May 14, 2009	2.14	2,499,507	2,500,000
U.S. Treasury Bills, 0.28% due June 4, 2009	20.15	23,492,269	23,500,000
U.S. Treasury Bills, 0.24% due June 11, 2009	10.29	11,995,692	12,000,000
U.S. Treasury Bills, 0.25% due June 18, 2009	24.00	27,990,284	28,000,000
U.S. Treasury Bills, 0.23% due June 25, 2009	6.43	7,497,165	7,500,000

Total United States Treasury Obligations (cost $99,968,907)	85.74%	$99,972,723

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (773 contracts, settlement date November 16, 2009)	(4.49)%	$(5,230,087)
Copper (412 contracts, settlement date March 15, 2010)	3.22	3,753,775
Zinc (1,457 contracts, settlement date May 18, 2009)	(2.73)	(3,185,569)

Net Unrealized Depreciation on Futures Contracts	(4.00)%	$(4,661,881)

Net unrealized depreciation is comprised of unrealized losses of $11,232,494 and unrealized gains of $6,570,613.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	26.92%	$8,999,955	$9,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	14.96	4,999,980	5,000,000
U.S. Treasury Bills, 0.03% due January 29, 2009	1.50	499,989	500,000
U.S. Treasury Bills, 0.355% due February 12, 2009	1.50	499,984	500,000
U.S. Treasury Bills, 0.14% due March 5, 2009	46.37	15,497,412	15,500,000
U.S. Treasury Bills, 0.04% due March 26, 2009	1.50	499,943	500,000

Total United States Treasury Obligations (cost $30,999,510)	92.75%	$30,997,263

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Aluminum (241 contracts, settlement date November 16, 2009)	(14.16)%	$(4,733,344)
Copper (132 contracts, settlement date March 16, 2009)	(47.38)	(15,833,925)
Zinc (453 contracts, settlement date May 18, 2009)	(23.75)	(7,938,900)

Net Unrealized Depreciation on Futures Contracts	(85.29)%	$(28,506,169)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Income
Interest Income	$12,595	$479,772

Expenses
Management fee	101,497	151,656
Brokerage commissions and fees	4,360	6,066

Total expenses	105,857	157,722

Net investment income (loss)	(93,262)	322,050

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(600)	13,878
Futures	(17,229,188)	(981,700)

Net realized loss	(17,229,788)	(967,822)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	6,063	67,362
Futures	23,844,288	7,706,506

Net change in unrealized gain (loss)	23,850,351	7,773,868

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	6,620,563	6,806,046

Net Income	$6,527,301	$7,128,096

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(41)	(14)

Net Income Attributable to PowerShares DB Base Metals Fund and Subsidiary	$6,527,260	$7,128,082

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Total Shareholders’ Equity (Deficit)	Non- controlling Interest	Total Equity
Balance at January 1, 2009	40	$ 1,000	$ (523)	$ 477	2,800,000	$ 95,254,196	$ (61,833,728)	$ 33,420,468	$ 33,420,945	$ 477	$ 33,421,422
Sale of Shares					6,600,000	81,293,674		81,293,674	81,293,674		81,293,674
Redemption of Shares					(400,000)	(4,639,152)		(4,639,152)	(4,639,152)		(4,639,152)
Net Income
Net investment loss			(1)	(1)			(93,260)	(93,260)	(93,261)	(1)	(93,262)
Net realized loss on United States Treasury Obligations and Futures			(157)	(157)			(17,229,474)	(17,229,474)	(17,229,631)	(157)	(17,229,788)
Net change in unrealized gain on United States Treasury Obligations and Futures			199	199			23,849,953	23,849,953	23,850,152	199	23,850,351

Net Income			41	41			6,527,219	6,527,219	6,527,260	41	6,527,301

Balance at March 31, 2009	40	$ 1,000	$ (482)	$ 518	9,000,000	$ 171,908,718	$ (55,306,509)	$116,602,209	$ 116,602,727	$ 518	$ 116,603,245

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity (Deficit)	Non- controlling Interest	Total Equity
Balance at January 1, 2008	40	$ 1,000	$ (120)	$ 880	2,200,000	$ 67,214,352	$(18,813,512)	$ 48,400,840	$ 48,401,720	$ 1,000	$ 48,402,720
Sale of Shares					2,600,000	66,082,176		66,082,176	66,082,176		66,082,176
Redemption of Shares					(200,000)	(4,985,344)		(4,985,344)	(4,985,344)		(4,985,344)
Net Income
Net investment income			4	4			322,046	322,046	322,050		322,050
Net realized loss on United States Treasury Obligations and Futures			(9)	(9)			(967,812)	(967,812)	(967,821)	(1)	(967,822)
Net change in unrealized gain on United States Treasury Obligations and Futures			139	139			7,773,714	7,773,714	7,773,853	15	7,773,868

Net Income			134	134			7,127,948	7,127,948	7,128,082	14	7,128,096

Balance at March 31, 2008	40	$ 1,000	$ 14	$ 1,014	4,600,000	$ 128,311,184	$(11,685,564)	$ 116,625,620	$ 116,626,634	$ 1,014	$ 116,627,648

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flow provided by operating activities:
Net Income	$6,527,301	$7,128,096
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(102,955,608)	(117,414,460)
Proceeds from securities sold and matured	33,999,138	54,996,601
Net accretion of discount on United States Treasury Obligations	(13,527)	(455,918)
Net realized (gain) loss on United States Treasury Obligations	600	(13,878)
Net change in unrealized gain on United States Treasury Obligations and futures	(23,850,351)	(7,773,868)
Change in operating receivables and liabilities:
Management fee payable	26,569	87,950
Brokerage fee payable	(458)	3,089

Net cash used for operating activities	(86,266,336)	(63,442,388)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	81,293,674	66,082,176
Redemption of Limited Shares	(4,639,152)	(4,985,344)

Net cash provided by financing activities	76,654,522	61,096,832

Net change in cash held by broker	(9,611,814)	(2,345,556)

Cash held by broker at beginning of period	30,952,245	11,051,488

Cash held by broker at end of period	$21,340,431	$8,705,932

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2009

(1)	Organization

PowerShares DB Base Metals Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Base Metals Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement,” and collectively, the “Trust Agreements”).

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

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (DBLCI-OY Industrial Metals ER™, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index are aluminum, zinc and copper (the “Index Commodities”). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of March 31, 2009 and December 31, 2008, the Fund had $116,651,273 (or 100%) and $33,443,339 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $15,578,874 (or 13.36%) and $5,273,461 (or 15.77%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $101,497 and $151,656, respectively. As of March 31, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $47,901 and $21,332, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Three Months Ended March 31, 2009 and 2008, the Fund and Master Fund incurred brokerage fees of $4,360 and $6,066, respectively. As of March 31, 2009 and December 31, 2008, brokerage fees payable to the Commodity Broker were $127 and $585, respectively.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2009 and December 31, 2008 was $15,578,874 and $5,273,461, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2009, the Fund had cash held by the Commodity Broker of $21,340,431 and $4,661,881 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2008, the Fund had cash held by the Commodity Broker of $30,952,245, and $28,506,169 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2009 and December 31, 2008.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2009 and December 31, 2008, the futures contracts held by the Fund were in an unrealized depreciation position of $4,661,881 and $28,506,169, respectively.

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

Assets and Liabilities Measured at Fair Value as of March 31, 2009:

United States Treasury Obligations (Level 1)	$99,972,723

Commodity Futures Contracts (Level 1)	$(4,661,881)

There were no Level 2 or Level 3 holdings as of March 31, 2009.

(6)	Financial Instrument Risk

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

Summary of Share Transactions for the Three Months Ended March 31, 2009 and 2008

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Shares Sold	6,600,000	2,600,000	$81,293,674	$66,082,176

Shares Redeemed	(400,000)	(200,000)	(4,639,152)	(4,985,344)

Net Increase	6,200,000	2,400,000	$76,654,522	$61,096,832

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

	Three Months Ended
	March 31, 2009	March 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$ 11.94	$ 22.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.04	3.25
Net investment income (loss)	(0.02)	0.10

Net income	1.02	3.35
Net asset value per Share, end of period	$ 12.96	$ 25.35

Market value per Share, beginning of period	$ 11.91	$ 21.90

Market value per Share, end of period	$ 13.19	$ 25.21

Ratio to average Shares*
Net investment income (loss)	(0.67)%	1.56%
Total expenses	0.76%	0.76%

Total Return, at net asset value **	8.54%	15.23%

Total Return, at market value **	10.75%	15.11%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

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

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (DBLCI-OY Industrial Metals ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are aluminum, zinc and copper. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the base metals sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total Return™ (the “DBLCI-OY Industrial Metals TR™”), consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008” below provides an overview of the changes in the closing levels of DBLCI-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Industrial Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008

	Total returns for indexes in the DBLCI-OY Industrial Metals TR™
Underlying Index	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
DB Aluminum Indices	(11.33)%	21.36%

DB Zinc Indices	7.11%	(2.05)%

DB Copper Indices	30.23%	25.17%

TOTAL RETURN	8.65%	15.24%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Industrial Metals TR™. The only difference between the Index and the DBLCI-OY Industrial Metals TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Industrial Metals TR™ does include such a component. The difference between the Index and the DBLCI-OY Industrial Metals TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s total return is expected to outperform the Index by the amount of the excess , if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Industrial Metals TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the total return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $86.3 million and $63.4 million for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2009, $103.0 million was paid to purchase United States Treasury Obligations and $34.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2008, $117.4 million was paid to purchase United States Treasury Obligations and $55.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $23.9 million and by $7.8 million during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $76.7 million and $61.1 million during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively. This included $81.3 million and $66.1 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (DBLCI-OY Industrial Metals ER™, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBB”), (ii) the Fund’s NAV (as reflected by the graph “DBBNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBBMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD SEPTEMBER 1997 THROUGH JUNE 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Fund Share Price Performance

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share increased 10.75% from $11.91 per Share to $13.19 per Share. The Share price low and high for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $10.95 per Share (-8.06%) on February 23, 2009 to a high of $13.33 per Share (+11.92%) on March 26, 2009.

For the Three Months Ended March 31, 2008, the NYSE Alternext market value of each Share increased 15.11% from $21.90 per Share to $25.21 per Share. The Share price low and high for the Three Months Ended March 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $21.70 per Share (-0.91%) on January 23, 2008 to a high of $27.90 per Share (+27.40%) on March 5, 2008.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2009, the net asset value of each Share increased 8.54% from $11.94 per Share to $12.96 per Share. An increase in the futures contract prices of zinc and copper was partially offset by a decline in, aluminum futures contracts during the Three Months Ended March 31, 2009, resulting in an overall 8.65% increase in the level of the DBLCI-OY Industrial Metals TR™.

Net income for the Three Months Ended March 31, 2009 was $6.5 million, resulting from $0.01 million of interest income, net realized losses of $17.2 million, net unrealized gains of $23.8 million and operating expenses of $0.1 million.

For the Three Months Ended March 31, 2008, the net asset value of each Share increased 15.23% from $22.00 per Share to $25.35 per Share. An increase in the futures contract prices of aluminum and copper futures contracts partially offset by a decrease in prices of zinc contracts during the Three Months Ended March 31, 2008, resulted in an overall 15.24% increase in the level of the DBLCI-OY Industrial Metals TR™.

Net income for the Three Months Ended March 31, 2008 was $7.1 million, resulting from $0.5 million of interest income, net realized losses of $1.0 million, net unrealized gains of $7.8 million and operating expenses of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Aluminum	November 2009	1,739,386	1.49%	8
Zinc	May 2009	3,049,699	2.62%	7
Copper—Grade A	March 2010	2,939,892	2.52%	10
Aggregate/Total		7,017,878	6.02%	4

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Aluminum	November 2009	490,396	1.47%	9
Zinc	May 2009	874,032	2.62%	5
Copper—Grade A	March 2009	746,435	2.23%	12
Aggregate/Total		1,872,741	5.60%	4

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-09) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-10) and on January 15, 2008 (File No. 333-148613-14) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-10) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-150501-09) was declared effective on April 30, 2009, which also contained this information. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-10) also acts as Post-Effective Amendment No. 2 to File No. 333-148613-14, Post-Effective Amendment No. 3 to File No. 333-142163-10 and acts as Post-Effective Amendment No.

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

For the Three Months Ended March 31, 2009, 6.6 million Shares were created for $81.3 million and 0.4 million Shares were redeemed for $4.6 million. On March 31, 2009, 9.0 million Shares of the Fund were outstanding for a market capitalization of $118.7 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2009 and 2008.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2009	400,000	$11.60
Three Months Ended March 31, 2008	200,000	$24.93

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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
DB Multi-Sector Commodity Master Trust with respect to DB Base Metals Master Fund

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