Form 10-Q
period 2009-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND; DB SILVER MASTER FUND
filed 2009-05-14
CIK 1367305, 1367306, 1383054, 1383086

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

Indicate the number of outstanding Shares as of March 31, 2009: 2,600,000 Shares.

POWERSHARES DB SILVER FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2009

i

PART I.         FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2009 (unaudited) and December 31, 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $52,487,177 and $28,495,286, respectively)	$52,489,918	$28,498,799
Cash held by broker	-	9,521,208
Net unrealized appreciation on futures contracts	9,684,340	6,589,745

Deposits with broker	62,174,258	44,609,752

Total assets	$62,174,258	$44,609,752

Liabilities
Payable to broker	$1,538,528	$-
Management fee payable	26,046	17,198
Brokerage fee payable	551	296

Total liabilities	$1,565,125	$17,494

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(67)	(189)

Total General shares	933	811

Shares:
Paid in capital - 2,600,000 and 2,200,000 redeemable shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	70,665,116	59,899,340
Accumulated deficit	(10,057,849)	(15,308,704)

Total Shares	60,607,267	44,590,636

Total shareholders’ equity	60,608,200	44,591,447

Non-controlling interest in consolidated subsidiary - related party	933	811

Total equity	60,609,133	44,592,258

Total liabilities and equity	$62,174,258	$44,609,752

Net asset value per share
General shares	$23.33	$20.28
Shares	$23.31	$20.27

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.23% due April 16, 2009	9.90%	$5,999,688	$6,000,000
U.S. Treasury Bills, 0.05% due April 23, 2009	9.07	5,499,527	5,500,000
U.S. Treasury Bills, 0.17% due April 30, 2009	8.25	4,999,325	5,000,000
U.S. Treasury Bills, 0.22% due May 7, 2009	6.60	3,999,380	4,000,000
U.S. Treasury Bills, 0.18% due May 14, 2009	29.69	17,996,455	18,000,000
U.S. Treasury Bills, 0.21% due May 21, 2009	8.25	4,998,945	5,000,000
U.S. Treasury Bills, 0.23% due June 25, 2009	14.85	8,996,598	9,000,000

Total United States Treasury Obligations (cost $52,487,177)	86.61%	$52,489,918

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Silver (933 contracts, settlement date December 29, 2009)	15.98%	$9,684,340

Net Unrealized Appreciation on Futures Contracts	15.98%	$9,684,340

Net unrealized appreciation is comprised of $10,826,495 of unrealized gains and unrealized losses of $1,142,155.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	13.46%	$5,999,970	$6,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	12.33	5,499,978	5,500,000
U.S. Treasury Bills, 0.03% due January 29, 2009	11.21	4,999,890	5,000,000
U.S. Treasury Bills, 0.53% due February 5, 2009	8.97	3,999,892	4,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	6.73	2,999,904	3,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	11.21	4,999,165	5,000,000

Total United States Treasury Obligations (cost $28,495,286)	63.91%	$28,498,799

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Silver (790 contracts, settlement date December 29, 2009)	14.78%	$6,589,745

Net Unrealized Appreciation on Futures Contracts	14.78%	$6,589,745

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Income
Interest Income	$17,652	$289,728

Expenses
Management fee	64,315	58,301
Brokerage commissions and fees	5,345	4,664

Total expenses	69,660	62,965

Net investment income (loss)	(52,008)	226,763

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(151)	4,613
Futures	2,209,435	2,221,920

Net realized gain	2,209,284	2,226,533

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(772)	32,029
Futures	3,094,595	(550,600)

Net change in unrealized gain (loss)	3,093,823	(518,571)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	5,303,107	1,707,962

Net Income	$5,251,099	$1,934,725

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(122)	(274)

Net Income Attributable to PowerShares DB Silver Fund and Subsidiary	$5,250,977	$1,934,451

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,591,447	$ 811	$44,592,258
Sale of Shares					800,000	19,800,634		19,800,634	19,800,634		19,800,634
Redemption of Shares					(400,000)	(9,034,858)		(9,034,858)	(9,034,858)		(9,034,858)
Net Income
Net investment loss			(1)	(1)			(52,006)	(52,006)	(52,007)	(1)	(52,008)
Net realized gain on United States Treasury Obligations and Futures			37	37			2,209,210	2,209,210	2,209,247	37	2,209,284
Net change in unrealized gain on United States Treasury Obligations and Futures			86	86			3,093,651	3,093,651	3,093,737	86	3,093,823

Net Income			122	122			5,250,855	5,250,855	5,250,977	122	5,251,099

Balance at March 31, 2009	40	$1,000	$(67)	$933	2,600,000	$70,665,116	$(10,057,849)	$60,607,267	$60,608,200	$ 933	$60,609,133

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$113	$1,113	1,000,000	$25,160,026	$2,674,260	$27,834,286	$27,835,399	$ 1,000	$27,836,399
Sale of Shares					1,000,000	33,922,120		33,922,120	33,922,120		33,922,120
Net Income
Net investment income			6	6			226,747	226,747	226,753	10	226,763
Net realized gain on United States Treasury Obligations and futures			50	50			2,226,398	2,226,398	2,226,448	85	2,226,533
Net change in unrealized gain (loss) on United States Treasury Obligations and futures			105	105			(518,855)	(518,855)	(518,750)	179	(518,571)

Net Income			161	161			1,934,290	1,934,290	1,934,451	274	1,934,725

Balance at March 31, 2008	40	$1,000	$274	$1,274	2,000,000	$59,082,146	$4,608,550	$63,690,696	$63,691,970	$ 1,274	$63,693,244

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flow provided by operating activities:
Net Income	$5,251,099	$1,934,725
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(52,474,234)	(64,159,065)
Proceeds from securities sold and matured	28,499,844	27,498,614
Net accretion of discount on United States Treasury Obligations	(17,652)	(258,340)
Net realized (gain) loss on United States Treasury Obligations	151	(4,613)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(3,093,823)	518,571
Change in operating receivables and liabilities:
Payable to broker	1,538,528	-
Management fee payable	8,848	33,394
Other assets	-	(113)
Brokerage fee payable	255	-

Net cash used for operating activities	(20,286,984)	(34,436,827)

Cash flows from financing activities:
Proceeds from sale of Shares	19,800,634	33,922,120
Redemption of Shares	(9,034,858)	-

Net cash provided by financing activities	10,765,776	33,922,120

Net change in cash held by broker	(9,521,208)	(514,707)
Cash held by broker at beginning of period	9,521,208	3,788,960

Cash held by broker at end of period	$-	$3,274,253

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

The Index is intended to reflect the change in market value of the silver sector. The single commodity comprising the Index is silver (the “Index Commodity”). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of March 31, 2009 and December 31, 2008, the Fund had $62,174,258 (or 100%) and $44,609,752 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $7,557,300 (or 12.16%) and $6,825,600 (or 15.30%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). The Index Sponsor is an affiliate of the Trust, the Fund, the Master Trust the Master Fund and the Managing Owner.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $64,315 and $58,301, respectively. As of March 31, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $26,046 and $17,198, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Three Months Ended March 31, 2009 and 2008, the Fund and Master Fund incurred brokerage fees of $5,345 and $4,664, respectively. As of March 31, 2009 and December 31, 2008, brokerage fees payable to the Commodity Broker were $551 and $296, respectively.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2009 and December 31, 2008 was $7,557,300 and $6,825,600, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2009, the Fund had no cash held by the Commodity Broker. As of December 31, 2008, the Fund had cash held by the Commodity Broker of $9,521,208. There were no cash equivalents held by the Fund as of March 31, 2009 and December 31, 2008.

(g)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of March 31, 2009, the futures contracts held by the Fund were in an unrealized appreciation position of $9,684,340, of which the Fund utilized $1,538,528 to purchase United States Treasury Obligations. No net interest expense was incurred by the Fund as unrealized appreciation on open positions of futures contracts exceeded the payable to broker by $8,145,812 as of March 31, 2009. As of December 31, 2008, the Fund did not have an amount payable to broker.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $9,684,340 and $6,589,745, respectively.

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

Assets and Liabilities Measured at Fair Value as of March 31, 2009:

United States Treasury Obligations (Level 1)	$52,489,918

Commodity Futures Contracts (Level 1)	$9,684,340

There were no Level 2 or Level 3 holdings as of March 31, 2009.

(6)	Financial Instrument Risk

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

Summary of Share Transactions for the Three Months Ended March 31, 2009 and 2008

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Shares Sold	800,000	1,000,000	$19,800,634	$33,922,120

Shares Redeemed	(400,000)	-	(9,034,858)	-

Net Increase	400,000	1,000,000	$10,765,776	$33,922,120

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

	Three Months Ended
	March 31, 2009	March 31, 2008

Net Asset Value
Net asset value per Share, beginning of period	$20.27	$27.83

Net realized and change in unrealized gain on United States Treasury Obligations and Futures	3.06	3.86
Net investment income (loss)	(0.02)	0.16

Net income	3.04	4.02

Net asset value per Share, end of period	$23.31	$31.85

Market value per Share, beginning of period	$20.46	$27.79

Market value per Share, end of period	$23.27	$31.71

Ratio to average Shares*
Net investment income (loss)	(0.40)%	1.91%
Total expenses	0.53%	0.53%

Total Return, at net asset value **	15.00%	14.44%

Total Return, at market value **	13.73%	14.11%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

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

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Silver Excess Return™ (“DBLCI-OY SI ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

For the underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2009 and the Delivery Month of an Index Commodity futures contract currently in the Index is therefore June 2009, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2009 and July 2010. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After the futures contract selection, the monthly roll for the Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the 2nd and 6 th Index Business Day of the month.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the silver sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Silver Total Return™ (the “DBLCI-OY SI TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008” below provides an overview of the changes in the closing levels of DBLCI-OY SI TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY SI TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY SI TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008

Underlying Index	Total returns for index in the DBLCI-OY SI TR ™
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
DB Silver Indices	15.14%	14.42%

TOTAL RETURN	15.14%	14.42%

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

Operating Activities

Net cash flow used for operating activities was $20.3 million and $34.4 million for the Three Months Ended March 31, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2009, $52.5 million was paid to purchase United States Treasury Obligations and $28.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2008, $64.2 million was paid to purchase United States Treasury Obligations and $27.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $3.1 million and decreased by $0.5 million during the Three Months Ended March 31, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $10.8 million and $33.9 million during the Three Months Ended March 31, 2009 and 2008, respectively. This included $19.8 million and $33.9 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2009 and 2008, respectively.

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

[Remainder of page left blank intentionally]

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: —“RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Fund Share Price Performance

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share increased 13.73% from $20.46 per Share to $23.27 per Share. The Share price low and high for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $18.91 per Share (-7.58%) on January 14, 2009 to a high of $26.05 (+27.32%) per Share on February 23, 2009.

For the Three Months Ended March 31, 2008, the NYSE Alternext market value of each Share increased 14.11% from $27.79 per Share to $31.71 per Share. The Share price low and high for the Three Months Ended March 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $28.49 (+2.52%) per Share on January 7, 2008 to a high of $38.53 per Share (+38.65%) on March 5, 2008.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2009, the net asset value of each Share increased 15.00% from $20.27 per Share to $23.31 per Share. Strong appreciation in the price of silver futures contracts during the Three Months Ended March 31, 2009, resulted in an overall 15.14% increase in the level of the DBLCI-OY SI TR™.

Net income for the Three Months Ended March 31, 2009 was $5.2 million, resulting from $0.02 million of interest income, net realized and unrealized gains of $5.3 million and operating expenses of $0.1 million.

For the Three Months Ended March 31, 2008, the net asset value of each Share increased 14.44% from $27.83 per Share to $31.85 per Share. Strong appreciation in the price of silver futures contracts during the Three Months Ended March 31, 2008, contributed to a 14.42% increase in the level of the DBLCI-OY SI TR™.

Net income for the Three Months Ended March 31, 2008 was $1.9 million, resulting from $0.3 million of interest income, net realized and unrealized gains of $1.7 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions as of March 31, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* of % Net Assets	Number of times VaR Exceeded
Silver	December 2009	4,647,272	7.67%	12
Aggregate/Total		4,865,876	8.03%	10

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* of % Net Assets	Number of times VaR Exceeded
Silver	December 2009	3,320,174	7.45%	13
Aggregate/Total		3,320,724	7.45%	15

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

The primary trading risk exposure of the Fund as of March 31, 2009 relating to the Index Commodity is as follows:

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-10) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-11) and on January 15, 2008 (File No. 333-148613-01) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-11) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-150501-11) was declared effective on April 30, 2009, which also contained this information. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-11) also acts as Post-Effective Amendment No. 2 to File No. 333-148613-01, Post-Effective Amendment No. 3 to File No. 333-142163-11 and acts as Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-10, which also contained this information. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended March 31, 2009, 0.8 million Shares were created for $19.8 million and 0.4 million Shares were redeemed for $9.0 million. On March 31, 2009, 2.6 million Shares of the Fund were outstanding for a market capitalization of $60.5 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2009 and 2008.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2009	400,000	$22.59
Three Months Ended March 31, 2008	-	$ -

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Silver Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Silver Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: May 14, 2009	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1