Form 10-Q
period 2009-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund; DB Oil Master Fund
filed 2009-05-14
CIK 1367305, 1367306, 1383058, 1383060

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ✓    No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No   ✓

Indicate the number of outstanding Shares as of March 31, 2009: 8,400,000 Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2009

i

PART I.                     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2009 (unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $152,946,729 and $64,998,456, respectively)	$152,956,548	$64,992,183
Cash held by broker	8,738,114	28,145,987
Net unrealized appreciation (depreciation) on futures contracts	3,944,590	(3,883,080)

Deposits with broker	165,639,252	89,255,090

Total assets	$165,639,252	$89,255,090

Liabilities
Management fee payable	62,480	27,885
Brokerage fee payable	463	171

Total liabilities	$62,943	$28,056

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(212)	(189)

Total General shares	788	811

Shares:
Paid in capital - 8,400,000 and 4,400,000 redeemable shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	182,380,430	109,235,136
Accumulated deficit	(16,805,697)	(20,009,724)

Total Shares	165,574,733	89,225,412

Total shareholders’ equity	165,575,521	89,226,223

Non-controlling interest in consolidated subsidiary - related party	788	811

Total equity	165,576,309	89,227,034

Total liabilities and equity	$165,639,252	$89,255,090

Net asset value per share
General shares	$19.70	$20.28
Shares	$19.71	$20.28

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due April 9, 2009	0.60%	$999,977	$1,000,000
U.S. Treasury Bills, 0.05% due April 23, 2009	2.72	4,499,613	4,500,000
U.S. Treasury Bills, 0.17% due April 30, 2009	8.45	13,998,110	14,000,000
U.S. Treasury Bills, 0.22% due May 7, 2009	4.83	7,998,760	8,000,000
U.S. Treasury Bills, 0.18% due May 14, 2009	9.06	14,997,045	15,000,000
U.S. Treasury Bills, 0.21% due May 21, 2009	3.62	5,998,734	6,000,000
U.S. Treasury Bills, 0.30% due May 28, 2009	8.45	13,996,122	14,000,000
U.S. Treasury Bills, 0.28% due June 4, 2009	23.55	38,987,169	39,000,000
U.S. Treasury Bills, 0.24% due June 11, 2009	11.47	18,993,179	19,000,000
U.S. Treasury Bills, 0.25% due June 18, 2009	2.42	3,998,612	4,000,000
U.S. Treasury Bills, 0.23% due June 25, 2009	17.21	28,489,227	28,500,000

Total United States Treasury Obligations (cost $152,946,729)	92.38%	$152,956,548

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light, Sweet Crude Oil (3,148 contracts, settlement date June 22, 2009)	2.38%	$3,944,590

Net Unrealized Appreciation on Futures Contracts	2.38%	$3,944,590

Net unrealized appreciation is comprised of unrealized gains of $8,195,990 and unrealized losses of $4,251,400.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.65% due January 22, 2009	0.56%	$499,998	$500,000
U.S. Treasury Bills, 0.03% due January 29, 2009	2.24	1,999,956	2,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	1.12	999,968	1,000,000
U.S. Treasury Bills, 0.15% due February 26, 2009	13.45	11,999,472	12,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	39.22	34,994,155	35,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	8.97	7,999,368	8,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	7.28	6,499,266	6,500,000

Total United States Treasury Obligations (cost $64,998,456)	72.84%	$64,992,183

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Light, Sweet Crude Oil (1,649 contracts, settlement date June 22, 2009)	(4.35)%	$(3,883,080)

Net Unrealized Depreciation on Futures Contracts	(4.35)%	$(3,883,080)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Income
Interest Income	$30,687	$259,234

Expenses
Management fee	137,460	45,651
Brokerage commissions and fees	17,497	3,652

Total expenses	154,957	49,303

Net investment income (loss)	(124,270)	209,931

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(3,331)	2,111
Futures	(4,512,180)	1,394,050

Net realized gain (loss)	(4,515,511)	1,396,161

Net Change in Unrealized Gain on
United States Treasury Obligations	16,092	13,596
Futures	7,827,670	1,235,520

Net change in unrealized gain	7,843,762	1,249,116

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	3,328,251	2,645,277

Net Income	$3,203,981	$2,855,208

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	23	(495)

Net Income Attributable to PowerShares DB Oil Fund and Subsidiary	$3,204,004	$2,854,713

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	40	$ 1,000	$ (189)	$ 811	4,400,000	$ 109,235,136	$ (20,009,724)	$ 89,225,412	$ 89,226,223	$ 811	$89,227,034
Sale of Shares					4,800,000	88,074,206		88,074,206	88,074,206		88,074,206
Redemption of Shares					(800,000)	(14,928,912)		(14,928,912)	(14,928,912)		(14,928,912)
Net Income (Loss)
Net investment loss			(1)	(1)			(124,268)	(124,268)	(124,269)	(1)	(124,270)
Net realized loss on United States Treasury Obligations and Futures			(43)	(43)			(4,515,425)	(4,515,425)	(4,515,468)	(43)	(4,515,511)
Net change in unrealized gain on United States Treasury Obligations and Futures			21	21			7,843,720	7,843,720	7,843,741	21	7,843,762

Net Income (Loss)			(23)	(23)			3,204,027	3,204,027	3,204,004	(23)	3,203,981

Balance at March 31, 2009	40	$ 1,000	$ (212)	$ 788	8,400,000	$ 182,380,430	$ (16,805,697)	$ 165,574,733	$ 165,575,521	$ 788	$ 165,576,309

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$385	$1,385	1,000,000	$28,007,508	$6,610,494	$34,618,002	$34,619,387	$1,000	$34,620,387
Sale of Shares					200,000	6,507,968		6,507,968	6,507,968		6,507,968
Redemption of Shares					(200,000)	(6,599,512)		(6,599,512)	(6,599,512)		(6,599,512)
Net Income
Net investment income			8	8			209,887	209,887	209,895	36	209,931
Net realized gain on United States Treasury Obligations and Futures			56	56			1,395,853	1,395,853	1,395,909	252	1,396,161
Net change in unrealized gain on United States Treasury Obligations and Futures			46	46			1,248,863	1,248,863	1,248,909	207	1,249,116

Net Income			110	110			2,854,603	2,854,603	2,854,713	495	2,855,208

Balance at March 31, 2008	40	$1,000	$495	$1,495	1,000,000	$27,915,964	$ 9,465,097	$ 37,381,061	$ 37,382,556	$ 1,495	$ 37,384,051

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flow provided by operating activities:
Net Income	$3,203,981	$2,855,208
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(166,914,958)	(32,793,710)
Proceeds from securities sold and matured	78,994,516	27,995,555
Net accretion of discount on United States Treasury Obligations	(31,162)	(232,408)
Net realized (gain) loss on United States Treasury Obligations	3,331	(2,111)
Net change in unrealized gain on United States Treasury Obligations and futures	(7,843,762)	(1,249,116)
Change in operating receivables and liabilities:
Payable to broker	-	1,958,441
Management fee payable	34,595	18,913
Other assets	-	1,868
Brokerage fee payable	292	-

Net cash used for operating activities	(92,553,167)	(1,447,360)

Cash flows from financing activities:
Proceeds from sale of Shares	88,074,206	6,507,968
Redemption of Shares	(14,928,912)	(6,599,512)

Net cash provided by (used for) financing activities	73,145,294	(91,544)

Net change in cash held by broker	(19,407,873)	(1,538,904)
Cash held by broker at beginning of period	28,145,987	1,538,904

Cash held by broker at end of period	$8,738,114	$-

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

The Index is intended to reflect the change in market value of the crude oil sector. The single commodity comprising the Index is Light, Sweet Crude Oil (WTI) (the “Index Commodity”). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of March 31, 2009 and December 31, 2008, the Fund had $165,639,252 (or 100%) and $89,255,090 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $22,311,450 (or 13.47%) and $15,026,513 (or 16.84%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $137,460 and $45,651, respectively. As of March 31, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $62,480 and $27,885, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Three Months Ended March 31, 2009 and 2008, the Fund and Master Fund incurred brokerage fees of $17,497 and $3,652, respectively. As of March 31, 2009 and December 31, 2008, brokerage fees payable to the Commodity Broker were $463 and $171, respectively.

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

(e)   United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2009 and December 31, 2008 was $22,311,450 and $15,026,513, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)   Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2009, the Fund had cash held by the Commodity Broker of $8,738,114. As of December 31, 2008, the Fund had cash held by the Commodity Broker of $28,145,987, of which $3,883,080 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2009 and December 31, 2008.

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

(h)   Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation and depreciation position of $3,944,590 and $3,883,080, respectively.

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

Assets and Liabilities Measured at Fair Value as of March 31, 2009:

United States Treasury Obligations (Level 1)	$152,956,548

Commodity Futures Contracts (Level 1)	$3,944,590

There were no Level 2 or Level 3 holdings as of March 31, 2009.

(6)	Financial Instrument Risk

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

Summary of Share Transactions for the Three Months Ended March 31, 2009 and 2008

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Shares Sold	4,800,000	200,000	$88,074,206	$6,507,968

Shares Redeemed	(800,000)	(200,000)	(14,928,912)	(6,599,512)

Net Increase/(Decrease)	4,000,000	-	$73,145,294	$(91,544)

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

	Three Months Ended
	March 31, 2009	March 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$20.28	$34.62
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$(0.55)	$2.56
Net investment income (loss)	(0.02)	0.20

Net income (loss)	(0.57)	2.76

Net asset value per Share, end of period	$19.71	$37.38

Market value per Share, beginning of period	$19.29	$34.71

Market value per Share, end of period	$19.57	$37.44

Ratio to average Shares*
Net investment income (loss)	(0.45)%	2.29%
Total expenses	0.56%	0.54%

Total Return, at net asset value **	(2.81)%	7.97%

Total Return, at market value **	1.45%	7.87%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to the Index Commodity, the Master Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), the Index Commodity rolls to the futures contract which generates the best possible “implied roll yield”. The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the oil sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Total Return™ (the “DBLCI-OY CL TR™”), consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008” below provides an overview of the changes in the closing levels of DBLCI-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY CL TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY CL TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008

	Total returns for index in the DBLCI-OY CL TR ™
Underlying Index	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
DB Light, Sweet Crude Oil (WTI) Indices	(2.64)%	7.88%

TOTAL RETURN	(2.64)%	7.88%

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

Operating Activities

Net cash flow used for operating activities was $92.6 million and $1.4 million for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2009, $166.9 million was paid to purchase United States Treasury Obligations and $79.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2008, $32.8 million was paid to purchase United States Treasury Obligations and $28.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $7.8 million and by $1.2 million during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $73.1 million and $(0.1) million during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively. This included $88.1 million and $6.5 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (“DBLCI-OY CL ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBO”), (ii) the Fund’s NAV (as reflected by the graph “DBONAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBOLIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: - “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Fund Share Price Performance

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share increased 1.45% from $19.29 per Share to $19.57 per Share. The Share price high and low for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a high of $21.97 per Share (+13.89%) on January 6, 2009 to a low of $15.83 per Share (-17.94%) on February 18, 2009.

For the Three Months Ended March 31, 2008, the NYSE Alternext market value of each Share increased 7.87% from $34.71 per Share to $37.44 per Share. The Share price low and high for the Three Months Ended March 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $31.78 per Share (-8.44%) on January 23, 2008 to a high of $39.99 per Share (+15.21%) on March 12, 2008.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2009, the net asset value of each Share decreased 2.81% from $20.28 per Share to $19.71 per Share. Falling prices of light, sweet crude oil futures contracts during the Three Months Ended March 31, 2009, contributed to a 2.64% decrease in the level of the DBLCI-OY CL TR™.

Net income for the Three Months Ended March 31, 2009 was $3.2 million, resulting from $0.1 million of interest income, net realized and unrealized gains of $3.3 million, and operating expenses of $0.2 million.

For the Three Months Ended March 31, 2008, the net asset value of each Share increased 7.97% from $34.62 per Share to $37.38 per Share. Strong appreciation in the price of light, sweet crude oil during the Three Months Ended March 31, 2008, contributed to a 7.88% increase in the level of the DBLCI-OY CL TR™.

Net income for the Three Months Ended March 31, 2008 was $2.9 million, resulting from $0.3 million of interest income, net realized and unrealized gains of $2.7 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil (WTI)	June 2009	17,165,909	10.37%	7
Aggregate/Total		17,607,645	10.63%	1

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil (WTI)	June 2009	7,055,325	7.91%	11
Aggregate/Total		7,052,595	7.90%	6

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

(b)        The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-13) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-14) and on January 15, 2008 (File No. 333-148613-04) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-15) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-150501-15) was declared effective on April 30, 2009, which also contained this information. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-15) also acts as Post-Effective Amendment No. 2 to File No. 333-148613-04, Post-Effective Amendment No. 3 to File No. 333-142163-14 and acts as Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-13, which also contained this information. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended March 31, 2009, 4.8 million Shares were created for $88.1 million and 0.8 million Shares were redeemed for $14.9 million. On March 31, 2009, 8.4 million Shares of the Fund were outstanding for a market capitalization of $164.4 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2009 and 2008.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2009	800,000	$18.66
Three Months Ended March 31, 2008	200,000	$33.00

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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