Form 10-Q
period 2009-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND; POWERSHARES DB AGRICULTURE FUND
filed 2009-07-31
CIK 1367305, 1367306, 1383081, 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of outstanding Shares as of June 30, 2009: 92,000,000 Shares.

POWERSHARES DB AGRICULTURE FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2009

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2009 (unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $2,352,503,799 and $404,869,788, respectively)	$2,352,497,964	$404,892,805
Cash held by broker	115,109,933	732,849,487
Net unrealized depreciation on futures contracts	(131,682,689)	(73,202,267)

Deposits with broker	2,335,925,208	1,064,540,025

Total assets	$2,335,925,208	$1,064,540,025

Liabilities
Management fee payable	1,497,440	627,835
Brokerage fee payable	9,852	15,537

Total liabilities	$1,507,292	$643,372

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated earnings	15	38

Total General shares	1,015	1,038

Shares:
Paid in capital - 92,000,000 and 41,000,000 redeemable Shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	2,706,692,018	1,391,803,646
Accumulated deficit	(372,276,132)	(327,909,069)

Total Shares	2,334,415,886	1,063,894,577

Total shareholders’ equity	2,334,416,901	1,063,895,615

Non-controlling interest in consolidated subsidiary - related party	1,015	1,038

Total Equity	2,334,417,916	1,063,896,653

Total liabilities and equity	$2,335,925,208	$1,064,540,025

Net asset value per share
General shares	$25.38	$25.95
Shares	$25.37	$25.95

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.075% due July 9, 2009	24.63%	$574,989,075	$575,000,000
U.S. Treasury Bills, 0.095% due July 16, 2009	8.01	186,991,585	187,000,000
U.S. Treasury Bills, 0.15% due July 23, 2009	7.79	181,886,722	181,900,000
U.S. Treasury Bills, 0.16% due July 30, 2009	7.41	172,978,202	173,000,000
U.S. Treasury Bills, 0.17% due August 6, 2009	3.68	85,987,530	86,000,000
U.S. Treasury Bills, 0.13% due August 13, 2009	11.74	273,946,844	274,000,000
U.S. Treasury Bills, 0.18% due August 20, 2009	5.87	136,970,134	137,000,000
U.S. Treasury Bills, 0.175% due August 27, 2009	4.71	109,975,250	110,000,000
U.S. Treasury Bills, 0.15% due September 3, 2009	3.17	73,980,908	74,000,000
U.S. Treasury Bills, 0.19% due September 10, 2009	7.49	174,943,125	175,000,000
U.S. Treasury Bills, 0.16% due September 17, 2009	12.46	290,885,346	291,000,000
U.S. Treasury Bills, 0.195% due September 24, 2009	3.81	88,963,243	89,000,000

Total United States Treasury Obligations (cost $2,352,503,799)	100.77%	$2,352,497,964

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Corn (13,499 contracts, settlement date December 14, 2009)	(2.38)%	$(55,488,875)
Corn (8,499 contracts, settlement date March 12, 2010)	(1.09)	(25,486,888)
Red Wheat (3,912 contracts, settlement date July 21, 2010)	(0.94)	(21,893,850)
Soybean (6,499 contracts, settlement date November 13, 2009)	0.10	2,296,750
Soybean (3,499 contracts, settlement date January 14, 2010)	0.46	10,687,775
Soybean Meal (2,045 contracts, settlement date December 14, 2009)	(0.20)	(4,648,070)
Soybean Oil (3,809 contracts, settlement date December 14, 2009)	(0.32)	(7,426,650)
Sugar (36,542 contracts, settlement date June 30, 2010)	1.66	38,672,581
Wheat KCB (1,499 contracts, settlement date December 14, 2009)	(0.14)	(3,227,587)
Wheat KCB (4,999 contracts, settlement date July 14, 2010)	(1.34)	(31,313,937)
Wheat (1,499 contracts, settlement date December 14, 2009)	(0.20)	(4,657,750)
Wheat (4,999 contracts, settlement date July 14, 2010)	(1.25)	(29,196,188)

Net Unrealized Depreciation on Futures Contracts	(5.64)%	$(131,682,689)

Net unrealized depreciation is comprised of unrealized losses of $188,332,707 and unrealized gains of $56,650,018.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	14.29%	$151,999,240	$152,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	14.65	155,899,377	155,900,000
U.S. Treasury Bills, 0.03% due January 29, 2009	0.66	6,999,846	7,000,000
U.S. Treasury Bills, 0.53% due February 5, 2009	1.41	14,999,595	15,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	4.51	47,998,464	48,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	1.69	17,996,994	18,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	0.85	8,999,289	9,000,000

Total United States Treasury Obligations (cost $404,869,788)	38.06%	$404,892,805

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Corn (11,301 contracts, settlement date December 14, 2009)	(0.12)%	$(1,332,863)
Soybean (5,221 contracts, settlement date November 13, 2009)	0.56	5,973,613
Sugar (18,192 contracts, settlement date June 30, 2009)	(2.07)	(21,984,054)
Wheat (1,499 contracts, settlement date December 14, 2009)	0.32	3,361,900
Wheat (4,999 contracts, settlement date July 14, 2009)	(5.38)	(57,215,575)
Wheat KCB (2,275 contracts, settlement date July 14, 2009)	(0.19)	(2,005,288)

Net Unrealized Depreciation on Futures Contracts	(6.88)%	$(73,202,267)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2009 and 2008 and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income
Interest Income, net	$764,053	$10,142,641	$1,100,816	$25,222,748

Expenses
Management Fee	3,832,287	4,950,721	6,036,018	9,093,445
Brokerage Commissions and Fees	577,554	556,154	827,683	1,079,935

Total Expenses	4,409,841	5,506,875	6,863,701	10,173,380

Net investment income (loss)	(3,645,788)	4,635,766	(5,762,885)	15,049,368

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	64	95,799	(4,933)	1,210,751
Futures	25,674,036	(56,293,752)	19,909,983	(67,563,241)

Net realized gain (loss)	25,674,100	(56,197,953)	19,905,050	(66,352,490)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(31,009)	(1,185,128)	(28,852)	90,112
Futures	4,244,841	332,492,509	(58,480,422)	406,821,804

Net change in unrealized gain (loss)	4,213,832	331,307,381	(58,509,274)	406,911,916

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	29,887,932	275,109,428	(38,604,224)	340,559,426

Net Income (Loss)	$26,242,144	$279,745,194	$(44,367,109)	$355,608,794

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(38)	(175)	23	(634)

Net Income (Loss) Attributable to PowerShares DB Agriculture Fund and Subsidiary	$26,242,106	$279,745,019	$(44,367,086)	$355,608,160

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at April 1, 2009	40	$1,000	$(23)	$977	67,800,000	$2,054,441,830	$(398,518,200)	$1,655,923,630	$1,655,924,607	$977	$1,655,925,584

Sale of Shares					26,800,000	717,134,822		717,134,822	717,134,822		717,134,822

Redemption of Shares					(2,600,000)	(64,884,634)		(64,884,634)	(64,884,634)		(64,884,634)

Net Income:

Net investment loss			(2)	(2)			(3,645,784)	(3,645,784)	(3,645,786)	(2)	(3,645,788)

Net realized gain on United States Treasury Obligations and Futures			12	12			25,674,076	25,674,076	25,674,088	12	25,674,100

Net change in unrealized gain on United States Treasury Obligations and Futures			28	28			4,213,776	4,213,776	4,213,804	28	4,213,832

Net Income			38	38			26,242,068	26,242,068	26,242,106	38	26,242,144

Balance at June 30, 2009	40	$1,000	$15	$1,015	92,000,000	$2,706,692,018	$(372,276,132)	$2,334,415,886	$2,334,416,901	$1,015	$2,334,417,916

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Shareholders’ Equity	Shares	Paid in Capital	Accumulated Earnings	Total Shareholders’ Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at April 1, 2008	40	$1,000	$459	$1,459	65,400,000	$2,148,040,502	$238,043,167	$2,386,083,669	$2,386,085,128	$1,459	$2,386,086,587

Sale of Shares					12,200,000	468,697,028		468,697,028	468,697,028		468,697,028

Redemption of Shares					(11,400,000)	(431,039,990)		(431,039,990)	(431,039,990)		(431,039,990)

Net Income:

Net investment income			3	3			4,635,760	4,635,760	4,635,763	3	4,635,766

Net realized loss on United States Treasury Obligations and Futures			(32)	(32)			(56,197,889)	(56,197,889)	(56,197,921)	(32)	(56,197,953)

Net change in unrealized gain on United States Treasury Obligations and Futures			204	204			331,306,973	331,306,973	331,307,177	204	331,307,381

Net Income			175	175			279,744,844	279,744,844	279,745,019	175	279,745,194

Balance at June 30, 2008	40	$1,000	$634	$1,634	66,200,000	$2,185,697,540	$517,788,011	$2,703,485,551	$2,703,487,185	$1,634	$2,703,488,819

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity

Balance at January 1, 2009	40	$1,000	$38	$1,038	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,895,615	$1,038	$1,063,896,653

Sale of Shares					54,200,000	1,393,701,296		1,393,701,296	1,393,701,296		1,393,701,296

Redemption of Shares					(3,200,000)	(78,812,924)		(78,812,924)	(78,812,924)		(78,812,924)

Net Loss:

Net investment loss			(4)	(4)			(5,762,877)	(5,762,877)	(5,762,881)	(4)	(5,762,885)

Net realized gain on United States Treasury Obligations and Futures			7	7			19,905,036	19,905,036	19,905,043	7	19,905,050

Net change in unrealized loss on United States Treasury Obligations and Futures			(26)	(26)			(58,509,222)	(58,509,222)	(58,509,248)	(26)	(58,509,274)

Net Loss			(23)	(23)			(44,367,063)	(44,367,063)	(44,367,086)	(23)	(44,367,109)

Balance at June 30, 2009	40	$1,000	$15	$1,015	92,000,000	$2,706,692,018	$(372,276,132)	$2,334,415,886	$2,334,416,901	$1,015	$2,334,417,916

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Shareholders’ Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity

Balance at January 1, 2008	40	$1,000	$313	$1,313	34,000,000	$953,481,076	$162,180,172	$1,115,661,248	$1,115,662,561	$1,000	$1,115,663,561

Sale of Shares					59,600,000	2,282,845,092		2,282,845,092	2,282,845,092		2,282,845,092

Redemption of Shares					(27,400,000)	(1,050,628,628)		(1,050,628,628)	(1,050,628,628)		(1,050,628,628)

Net Income:

Net investment income			10	10			15,049,333	15,049,333	15,049,343	25	15,049,368

Net realized loss on United States Treasury Obligations and Futures			(38)	(38)			(66,352,401)	(66,352,401)	(66,352,439)	(51)	(66,352,490)

Net change in unrealized gain on United States Treasury Obligations and Futures			349	349			406,910,907	406,910,907	406,911,256	660	406,911,916

Net Income			321	321			355,607,839	355,607,839	355,608,160	634	355,608,794

Balance at June 30, 2008	40	$1,000	$634	$1,634	66,200,000	$2,185,697,540	$517,788,011	$2,703,485,551	$2,703,487,185	$1,634	$2,703,488,819

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flow provided by operating activities:
Net Income (Loss)	$(44,367,109)	$355,608,794
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(3,988,312,884)	(5,746,556,084)
Proceeds from securities sold and matured	2,041,781,610	4,263,012,772
Net accretion of discount on United States Treasury Obligations	(1,107,670)	(24,534,791)
Net realized (gain) loss on United States Treasury Obligations	4,933	(1,210,751)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	58,509,274	(406,911,916)
Change in operating receivables and liabilities:
Receivable for shares issued	-	(1,604,930)
Payable for securities purchased	-	2,011,046
Payable to broker	-	326,830,308
Management fee payable	869,605	1,055,590
Brokerage fee payable	(5,685)	83,498

Net cash used for operating activities	(1,932,627,926)	(1,232,216,464)

Cash flows from financing activities:
Proceeds from sale of Shares	1,393,701,296	2,282,845,092
Redemption of Shares	(78,812,924)	(1,050,628,628)

Net cash provided by financing activities	1,314,888,372	1,232,216,464

Net change in cash held by broker	(617,739,554)	-
Cash held by broker at beginning of period	732,849,487	-

Cash held by broker at end of period	$115,109,933	$-

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009

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

This report covers the three months ended June 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended June 30, 2009” and the “Three Months Ended June 30, 2008”, respectively) and the six months ended June 30, 2009 and 2008 (hereinafter referred to as the “Six Months Ended June 30, 2009” and the “Six Months Ended June 30, 2008”, respectively).

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

The Fund does not employ leverage. As of June 30, 2009 and December 31, 2008, the Fund had $2,335,925,208 (or 100%) and $1,064,540,025 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $180,384,225 (or 7.72%) and $98,093,920 (or 9.21%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $3,832,287 and $4,950,721, respectively. Management Fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $6,036,018 and $9,093,445, respectively. As of June 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $1,497,440 and $627,835, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $577,554 and $556,154, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $827,683 and $1,079,935, respectively. As of June 30, 2009 and December 31, 2008, brokerage fees payable were $9,852 and $15,537, respectively.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2009 and December 31, 2008 was $180,384,225 and $98,093,920, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $115,109,933 and $732,849,487, respectively, of which all and $73,202,267 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively. Additionally, $16,572,756 of United States Treasury Obligations was available to sell, to satisfy the Funds negative variation margin on open futures contracts.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized depreciation position of $131,682,689 and $73,202,267, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008.

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

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$2,352,497,964	$404,892,805

Commodity Futures Contracts (Level 1)	$(131,682,689)	$(73,202,267)

There were no Level 2 or Level 3 holdings as of June 30, 2009 and December 31, 2008.

(6)	Financial Instrument Risk

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

Summary of Share Transactions for the Three Months Ended June 30, 2009 and 2008

and Six Months Ended June 30, 2009 and 2008

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Shares Sold	26,800,000	12,200,000	$717,134,822	$468,697,028	54,200,000	59,600,000	$1,393,701,296	$2,282,845,092
Shares Redeemed	(2,600,000)	(11,400,000)	(64,884,634)	(431,039,990)	(3,200,000)	(27,400,000)	(78,812,924)	(1,050,628,628)

Net Increase	24,200,000	800,000	$652,250,188	$37,657,038	51,000,000	32,200,000	$1,314,888,372	$1,232,216,464

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2009 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2009 and 2008 and for the Six Months

Ended June 30, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$24.42	$36.48	$25.95	$32.81
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.00	4.29	(0.49)	7.79
Net investment income (loss)	(0.05)	0.07	(0.09)	0.24

Net income (loss)	0.95	4.36	(0.58)	8.03
Net asset value per Share, end of period	$25.37	$40.84	$25.37	$40.84

Market value per Share, beginning of period	$24.49	$36.45	$26.18	$32.99

Market value per Share, end of period	$25.45	$40.68	$25.45	$40.68

Ratio to average Shares*
Net investment income (loss)	(0.71)%	0.70%	(0.71)%	1.24%

Total expenses	0.86%	0.83%	0.85%	0.84%

Total Return, at net asset value **	3.89%	11.95%	(2.24)%	24.47%

Total Return, at market value **	3.92%	11.60%	(2.79)%	23.31%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement No. 160). Statement No. 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. The Fund adopted Statement No. 160 on January 1, 2009.

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

In May 2009, the Financial Accounting Standards Board released FASB Statement No. 165, Subsequent Events (Statement No. 165). Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Fund adopted Statement No. 165 on June 30, 2009.

(12)	Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through July 31, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

[Remainder of page left blank intentionally.]

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

The futures contract price for each Index Commodity will be the exchange closing price for such Index Commodity on each weekday when banks in New York, New York, are open (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for each Index Commodity. “Exchange Business Day” means, in respect of an Index Commodity, a day that is a trading day for such Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

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

Performance Summary

This report covers the three months ended June 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended June 30, 2009” and the “Three Months Ended June 30, 2008”, respectively) and the six months ended June 30, 2009 and 2008 (hereinafter referred to as the “Six Months Ended June 30, 2009” and the “Six Months Ended June 30, 2008”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the agriculture sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total Return™ (the “DBLCI-OY Agriculture TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2009 and 2008

and the Six Months Ended June 30, 2009 and 2008

	Total returns for indexes in the DBLCI-OY Agriculture TR™
Underlying Index	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
DB Corn Indices	-15.68%	30.82%	-18.59%	61.36%

DB Wheat Indices	-2.68%	-11.12%	-16.26%	7.95%

DB Soybean Indices	10.02%	45.06%	-2.47%	41.78%

DB Sugar Indices	21.13%	-12.73%	27.61%	-5.75%

TOTAL RETURN	3.58%	12.31%	-2.71%	26.37%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Agriculture TR™. The only difference between the Index and the DBLCI-OY Agriculture TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Agriculture TR™ does include such a component. The difference between the Index and the DBLCI-OY Agriculture TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s total return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Agriculture TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the total return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $1,932.6 million and $1,232.2 million for the Six Months Ended June 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2009, $3,988.3 million was paid to purchase United States Treasury Obligations and $2,041.8 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2008, $5,746.6 million was paid to purchase United States Treasury Obligations and $4,263.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $58.5 million and increased by $406.9 million during the Six Months Ended June 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $1,314.9 million and $1,232.2 million during the Six Months Ended June 30, 2009 and 2008, respectively. This included $1,393.7 million and $2,282.8 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

JUNE 30, 2009 AND 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. - “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Three Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 3.92% from $24.49 per Share to $25.45 per Share. The Share price low and high for the Three Months Ended June 30, 2009 and related change from the Share price on March 31, 2009 was as follows: Shares traded from a low of $23.67 per Share (-3.35%) on April 20, 2009, to a high of $28.87 per Share (+17.88%) on June 1, 2009.

For the Three Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 11.60% from $36.45 per Share to $40.68 per Share. The Share price low and high for the Three Months Ended June 30, 2008 and related change from the Share price on March 31, 2008 was as follows: Shares traded from a low of $35.35 per Share (-3.02%) on May 30, 2008 to a high of $42.41 per Share (+16.35%) on June 26, 2008.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2009, the net asset value of each Share increased 3.89% from $24.42 per Share to $25.37 per Share. An increase in futures contracts prices of soybean and sugar futures contracts was partially offset by decreases in the futures contract prices of corn and wheat during the Three Months Ended June 30, 2009, resulting in an overall 3.58% increase in the level of the DBLCI-OY Agriculture TR™.

Net income for the Three Months Ended June 30, 2009 was $26.2 million, resulting from $0.8 million of interest income, net realized gains of $25.6 million, net unrealized gains of $4.2 million and operating expenses of $4.4 million.

For the Three Months Ended June 30, 2008, the net asset value of each Share increased 11.95% from $36.48 per Share to $40.84 per Share. An increase in the futures contracts prices of corn and soybean futures contracts was partially offset by a decrease in futures contract prices of wheat and sugar during the Three Months Ended June 30, 2008, resulting in an overall 12.31% increase in the level of the DBLCI-OY Agriculture TR™.

Net income for the Three Months Ended June 30, 2008 was $279.7 million, resulting from $10.1 million of interest income, net realized losses of $56.2 million, net unrealized gains of $331.3 million and operating expenses of $5.5 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Six Months Ended June 30, 2009, the NYSE Arca market value of each Share decreased 2.79% from $26.18 per Share to $25.45 per Share. The Share price high and low for the Six Months Ended June 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a high of $28.87 per Share (+10.28%) on June 1, 2009 to a low of $22.50 per Share (-14.06%) on March 2, 2009.

For the Six Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 23.31% from $32.99 per Share to $40.68 per Share. The Share price low and high for the Six Months Ended June 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $33.43 per Share (+1.33%) on January 2, 2008 to a high of $42.98 per Share (+30.28%) on February 26, 2008.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2009, the net asset value of each Share decreased 2.24% from $25.95 per Share to $25.37 per Share. A decline in the futures contract prices of corn, wheat and soybean was partially offset by an increase in the futures contract prices of sugar during the Six Months Ended June 30, 2009, resulting in an overall 2.71% decrease in the level of the DBLCI-OY Agriculture TR™.

Net loss for the Six Months Ended June 30, 2009 was $44.4 million, resulting from $1.1 million of interest income, net realized gains of $19.9 million, net unrealized losses of $58.5 million and operating expenses of $6.9 million.

For the Six Months Ended June 30, 2008, the net asset value of each Share increased 24.47% from $32.81 per Share to $40.84 per Share. An increase in the futures contract prices of corn, wheat and soybean futures contracts was partially offset by a decrease in the futures contract price of sugar during the Six Months Ended June 30, 2009, and resulted in an overall 26.37% increase in the level of the DBLCI-OY Agriculture TR™.

Net income for the Six Months Ended June 30, 2008 was $355.6 million, resulting from $25.2 million of interest income, net realized losses of $66.3 million, net unrealized gains of $406.9 million and operating expenses of $10.2 million.

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

The Fund and Master Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

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

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the effects of margin, and any other multiplier features, as applicable, of the Fund’s market sensitive instruments.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009 - March 2010	37,918,143	1.62%	10
Wheat	December 2009 - July 2010	38,399,978	1.64%	10
Soybeans	November 2009 - December 2009 - January 2010	33,053,772	1.42%	6
Sugar	June 2010	34,361,214	1.47%	9
Aggregate/Total		127,346,154	5.45%	6

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	16,675,043	1.57%	1
Wheat	July - December 2009	19,551,004	1.84%	19
Soybeans	November 2009	15,692,160	1.47%	3
Sugar	June 2009	18,185,217	1.71%	12
Aggregate/Total		55,098,007	5.18%	6

*

The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2009 by Index Commodity:

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

For the Three Months Ended June 30, 2009, 26.8 million Shares were created for $717.1 million and 2.6 million Shares were redeemed for $64.9 million. On June 30, 2009, 92.0 million Shares of the Fund were outstanding for a market capitalization of $2,341.4 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share

Three Months Ended June 30, 2009	2,600,000	$24.96

Three Months Ended June 30, 2008	11,400,000	$37.81

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
Name: Hans Ephraimson
Title: Chief Executive Officer

	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Agriculture Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
Name: Hans Ephraimson
Title: Chief Executive Officer

Dated: July 31, 2009	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1