Form 10-Q
period 2009-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Energy Master Fund; PowerShares DB Energy Fund
filed 2009-08-07
CIK 1367305, 1367306, 1383061, 1383062

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

Indicate the number of outstanding Shares as of June 30, 2009: 11,400,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2009

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2009 (unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $241,828,938 and $23,897,131, respectively)	$ 241,829,043	$23,899,032
Cash held by broker	26,846,664	47,716,040
Net unrealized appreciation (depreciation) on futures contracts	8,791,100	(34,086,791)

Deposits with broker	277,466,807	37,528,281

Total assets	$ 277,466,807	$37,528,281

Liabilities
Management fee payable	$ 107,384	$21,326
Brokerage fee payable	1,336	29

Total liabilities	$ 108,720	$21,355

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(27)	(167)

Total General shares	973	833

Shares:
Paid in capital - 11,400,000 and 1,800,000 redeemable Shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	271,868,436	55,975,304
Accumulated earnings (deficit)	5,487,705	(18,470,044)

Total Shares	277,356,141	37,505,260

Total shareholders’ equity	277,357,114	37,506,093

Non-controlling interest in consolidated subsidiary - related party	973	833

Total Equity	277,358,087	37,506,926

Total liabilities and equity	$ 277,466,807	$37,528,281

Net asset value per share
General shares	$ 24.33	$20.83
Shares	$ 24.33	$20.84

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations

U.S. Treasury Bills, 0.075% due July 9, 2009	1.80%	$4,999,905	$5,000,000

U.S. Treasury Bills, 0.15% due July 23, 2009	14.39	39,897,088	39,900,000

U.S. Treasury Bills, 0.16 % due July 30, 2009	1.08	2,999,622	3,000,000

U.S. Treasury Bills, 0.13% due August 13, 2009	11.90	32,993,598	33,000,000

U.S. Treasury Bills, 0.175% due August 27, 2009	1.44	3,999,100	4,000,000

U.S. Treasury Bills, 0.15% due September 3, 2009	10.45	28,992,518	29,000,000

U.S. Treasury Bills, 0.16% due September 17, 2009	1.44	3,998,424	4,000,000

U.S. Treasury Bills, 0.195% due September 24, 2009	44.69	123,948,788	124,000,000

Total United States Treasury Obligations (cost $241,828,938)	87.19%	$241,829,043

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value

Unrealized Appreciation/(Depreciation) on Futures Contracts

Light, Sweet Crude Oil (494 contracts, settlement date June 21, 2010)	0.04%	$ 114,240

Light, Sweet Crude Oil (406 contracts, settlement date June 22, 2010)	(0.04)	(101,500)

Brent Crude Oil (961 contracts, settlement date August 14, 2009)	(0.46)	(1,289,250)

Heating Oil (284 contracts, settlement date April 30, 2010)	0.07	195,943

Heating Oil (364 contracts, settlement date May 28, 2010)	1.21	3,341,608

Natural Gas (368 contracts, settlement date August 27, 2009)	(0.16)	(439,660)

RBOB Gasoline (984 contracts, settlement date November 30, 2009)	2.51	6,969,719

Net Unrealized Appreciation on Futures Contracts	3.17%	$ 8,791,100

Net unrealized appreciation is comprised of unrealized gains of $16,380,129 and unrealized losses of $7,589,029.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	8.00%	$2,999,985	$3,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	34.39	12,899,948	12,900,000
U.S. Treasury Bills, 0.03% due January 29, 2009	8.00	2,999,934	3,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	13.33	4,999,165	5,000,000

Total United States Treasury Obligations (cost $23,897,131)	63.72%	$23,899,032

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Brent Crude Oil (152 contracts, settlement date August 14, 2009)	(21.50)%	$(8,063,500)
RBOB Gasoline (155 contracts, settlement date November 30, 2009)	(5.37)	(2,014,677)
Heating Oil (124 contracts, settlement date May 29, 2009)	(27.68)	(10,380,514)
Light, Sweet Crude Oil (158 contracts, settlement date June 22, 2009)	(28.77)	(10,791,030)
Natural Gas (65 contracts, settlement date April 28, 2009)	(7.56)	(2,837,070)

Net Unrealized Depreciation on Futures Contracts	(90.88)%	$(34,086,791)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2009 and 2008 and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income
Interest Income, net	$33,475	$490,370	$44,463	$821,557

Expenses
Management Fee	208,766	262,629	286,472	355,998
Brokerage Commissions and Fees	31,351	10,505	35,159	14,240

Total Expenses	240,117	273,134	321,631	370,238

Net investment income (loss)	(206,642)	217,236	(277,168)	451,319

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	(1)	-	(607)	1,425
Futures	(18,635,797)	15,858,386	(18,640,292)	19,717,407

Net realized gain (loss)	(18,635,798)	15,858,386	(18,640,899)	19,718,832

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(735)	8,625	(1,795)	8,402
Futures	44,926,625	26,569,777	42,877,891	27,092,438

Net change in unrealized gain	44,925,890	26,578,402	42,876,096	27,100,840

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	26,290,092	42,436,788	24,235,197	46,819,672

Net Income	$26,083,450	$42,654,024	$23,958,029	$47,270,991

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(195)	(616)	(140)	(1,175)

Net Income Attributable to PowerShares DB Energy Fund and Subsidiary	$26,083,255	$42,653,408	$23,957,889	$47,269,816

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at April 1, 2009	40	$1,000	$(222)	$778	3,000,000	$78,913,644	$(20,595,355)	$58,318,289	$58,319,067	$778	$58,319,845

Sale of Shares					8,400,000	192,954,792		192,954,792	192,954,792		192,954,792

Net Income:

Net investment loss			(2)	(2)			(206,638)	(206,638)	(206,640)	(2)	(206,642)

Net realized loss on United States Treasury Obligations and Futures			(185)	(185)			(18,635,428)	(18,635,428)	(18,635,613)	(185)	(18,635,798)

Net change in unrealized gain on United States Treasury Obligations and Futures			382	382			44,925,126	44,925,126	44,925,508	382	44,925,890

Net Income			195	195			26,083,060	26,083,060	26,083,255	195	26,083,450

Balance at June 30, 2009	40	$1,000	$(27)	$973	11,400,000	$271,868,436	$5,487,705	$277,356,141	$277,357,114	$973	$277,358,087

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at April 1, 2008	40	$1,000	$559	$1,559	1,800,000	$52,148,014	$18,000,237	$70,148,251	$70,149,810	$1,559	$70,151,369

Sale of Shares					2,000,000	93,826,190		93,826,190	93,826,190		93,826,190

Redemption of Shares											-

Net Income:

Net investment income			3	3			217,230	217,230	217,233	3	217,236

Net realized gain on United States Treasury Obligations and Futures			261	261			15,857,864	15,857,864	15,858,125	261	15,858,386

Net change in unrealized gain on United States Treasury Obligations and Futures			352	352			26,577,698	26,577,698	26,578,050	352	26,578,402

Net Income			616	616			42,652,792	42,652,792	42,653,408	616	42,654,024

Balance at June 30, 2008	40	$1,000	$1,175	$2,175	3,800,000	$145,974,204	$60,653,029	$206,627,233	$206,629,408	$2,175	$206,631,583

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity

Balance at January 1, 2009	40	$1,000	$(167)	$833	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,093	$833	$37,506,926

Sale of Shares					9,600,000	215,893,132		215,893,132	215,893,132		215,893,132

Net Income:

Net investment loss			(4)	(4)			(277,160)	(277,160)	(277,164)	(4)	(277,168)

Net realized loss on United States Treasury Obligations and Futures			(185)	(185)			(18,640,529)	(18,640,529)	(18,640,714)	(185)	(18,640,899)

Net change in unrealized gain on United States Treasury Obligations and Futures			329	329			42,875,438	42,875,438	42,875,767	329	42,876,096

Net Income			140	140			23,957,749	23,957,749	23,957,889	140	23,958,029

Balance at June 30, 2009	40	$1,000	$(27)	$973	11,400,000	$271,868,436	$5,487,705	$277,356,141	$277,357,114	$973	$277,358,087

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity

Balance at January 1, 2008	40	$1,000	$407	$1,407	1,400,000	$35,847,624	$13,383,981	$49,231,605	$49,233,012	$1,000	$49,234,012

Sale of Shares					2,600,000	116,859,496		116,859,496	116,859,496		116,859,496

Redemption of Shares					(200,000)	(6,732,916)		(6,732,916)	(6,732,916)		(6,732,916)

Net Income:

Net investment income			10	10			451,281	451,281	451,291	28	451,319

Net realized gain on United States Treasury Obligations and Futures			383	383			19,717,739	19,717,739	19,718,122	710	19,718,832

Net change in unrealized gain on United States Treasury Obligations and Futures			375	375			27,100,028	27,100,028	27,100,403	437	27,100,840

Net Income			768	768			47,269,048	47,269,048	47,269,816	1,175	47,270,991

Balance at June 30, 2008	40	$1,000	$1,175	$2,175	3,800,000	$145,974,204	$60,653,029	$206,627,233	$206,629,408	$2,175	$206,631,583

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended

	June 30, 2009	June 30, 2008
Cash flow provided by operating activities:
Net Income	$23,958,029	$47,270,991
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(293,686,595)	(239,986,483)
Proceeds from securities sold and matured	75,798,927	95,992,708
Net accretion of discount on United States Treasury Obligations	(44,745)	(730,699)
Net realized (gain) loss on United States Treasury Obligations	607	(1,425)
Net change in unrealized gain on United States Treasury Obligations and futures	(42,876,096)	(27,100,840)
Change in operating receivables and liabilities:
Payable to broker	-	3,351,365
Management fee payable	86,058	80,572
Other assets	-	(4,709)
Brokerage fee payable	1,307	-

Net cash used for operating activities	(236,762,508)	(121,128,520)

Cash flows from financing activities:
Proceeds from sale of Shares	215,893,132	116,859,496
Redemption of Shares	-	(6,732,916)

Net cash provided by financing activities	215,893,132	110,126,580

Net change in cash held by broker	(20,869,376)	(11,001,940)

Cash held by broker at beginning of period	47,716,040	11,001,940

Cash held by broker at end of period	$26,846,664	$-

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

The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index are light, sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas (the “Index Commodities”). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of June 30, 2009 and December 31, 2008, the Fund had $277,466,807 (or 100%) and $37,528,281 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $8,365,790 (or 3.02%) and $5,997,933 (or 15.98%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $208,766 and $262,629, respectively. Management Fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $286,472 and $355,998, respectively. As of June 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $107,384 and $21,326, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $31,351 and $10,505, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $35,159 and $14,240, respectively. As of June 30, 2008 and December 31, 2008, brokerage fees payable were $1,336 and $29, respectively.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2009 and December 31, 2008 was $8,365,790 and $5,997,933, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $26,846,664 and $47,716,040, respectively, of which none and $34,086,791 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation and depreciation position of $8,791,100 and $34,086,791, respectively.

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

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$241,829,043	$23,899,032

Commodity Futures Contracts (Level 1)	$8,791,100	$(34,086,791)

There were no Level 2 or Level 3 holdings as of June 30, 2009 and December 31, 2008.

(6)	Financial Instrument Risk

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

[Remainder of page left blank intentionally.]

(c)	Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2009 and 2008

and Six Months Ended June 30, 2009 and 2008

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Shares Sold	8,400,000	2,000,000	$192,954,792	$93,826,190	9,600,000	2,600,000	$215,893,132	$116,859,496
Shares Redeemed	-	-	-	-	-	(200,000)	-	(6,732,916)

Net Increase	8,400,000	2,000,000	$192,954,792	$93,826,190	9,600,000	2,400,000	$215,893,132	$110,126,580

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

[Remainder of page left blank intentionally.]

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$ 19.44	$ 38.97	$ 20.84	$ 35.17
Net realized and change in unrealized gain on United States Treasury Obligations and Futures	4.93	15.34	3.57	19.00
Net investment income (loss)	(0.04)	0.07	(0.08)	0.21

Net income	4.89	15.41	3.49	19.21
Net asset value per Share, end of period	$ 24.33	$ 54.38	$ 24.33	$ 54.38

Market value per Share, beginning of period	$ 19.32	$ 38.95	$ 20.09	$ 35.30

Market value per Share, end of period	$ 24.44	$ 54.55	$ 24.44	$ 54.55

Ratio to average Shares*

Net investment income (loss)	(0.73)%	0.61%	(0.71)%	0.94%

Total expenses	0.84%	0.77%	0.83%	0.77%

Total Return, at net asset value **	25.15%	39.54%	16.75%	54.62%

Total Return, at market value **	26.50%	40.05%	21.65%	54.53%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

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

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through August 7, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are light, sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the energy sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Total Return™ (the “DBLCI-OY Energy TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

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

[Remainder of page left blank intentionally.]

Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008

	Total returns for indexes in the DBLCI-OY Energy TR™
Underlying Index	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Light, Sweet Crude Oil (WTI) Indices	28.04%	41.69%	24.66%	52.85%
Heating Oil Indices	20.22%	43.99%	9.09%	63.45%
Brent Crude Oil Indices	29.86%	42.23%	20.42%	54.46%
RBOB Gasoline Indices	31.41%	40.16%	39.14%	45.94%
Natural Gas Indices	-5.97%	25.79%	-38.70%	67.76%
TOTAL RETURN	25.32%	40.20%	17.24%	55.47%

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information regarding FASB Statement No. 157.

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

Operating Activities

Net cash flow used for operating activities was $236.8 million and $121.1 million for the Six Months Ended June 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2009, $293.7 million was paid to purchase United States Treasury Obligations and $75.8 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2008, $240.0 million was paid to purchase United States Treasury Obligations and $96.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $42.9 million and by $27.1 million during the Six Months Ended June 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $215.9 million and $110.1 million during the Six Months Ended June 30, 2009 and 2008, respectively. This included $215.9 million and $116.9 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (“DBLCI-OY Energy ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBE”), (ii) the Fund’s NAV (as reflected by the graph “DBENAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBENIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

[Remainder of page left blank intentionally.]

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Three Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 26.50% from $19.32 per Share to $24.44 per Share. The Share price low and high for the Three Months Ended June 30, 2009 and related change from the Share price on March 31, 2009 was as follows: Shares traded from a low of $18.75 per Share (-2.95%) on April 28, 2009 to a high of $25.58 per Share (+32.40%) on June 11, 2009.

For the Three Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 40.05% from $38.95 per Share to $54.55 per Share. The Share price low and high for the Three Months Ended June 30, 2008 and related change from the Share price on March 31, 2008 was as follows: Shares traded from a low of $38.74 per Share (-0.54%) on April 1, 2008 to a high of $54.55 per Share (+40.05%) on June 30, 2008.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2009, the net asset value of each Share increased 25.15% from $19.44 per Share to $24.33 per Share. Strong appreciation in futures contract prices for light, sweet crude oil, heating oil, brent crude oil and RBOB gasoline during the Three Months Ended June 30, 2009 were partially offset by falling prices for natural gas resulting in an overall 25.32% increase in the level of the DBLCI-OY Energy TR™.

Net income for the Three Months Ended June 30, 2009 was $26.1 million, resulting from $0.03 million of interest income, net realized losses of $18.6 million, net unrealized gains of $44.9 million and operating expenses of $0.2 million.

For the Three Months Ended June 30, 2008, the net asset value of each Share increased 39.54% from $38.97 per Share to $54.38 per Share. Strong appreciation in futures contract prices for light, sweet crude oil, heating oil, brent crude oil, natural gas and RBOB gasoline during the Three Months Ended June 30, 2008 resulted in an overall 40.20% increase in the level of the DBLCI-OY Energy TR™.

Net income for the Three Months Ended June 30, 2008 was $42.6 million, resulting from $0.5 million of interest income, net realized gains of $15.8 million, net unrealized gains of $26.6 million and operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Six Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 21.65% from $20.09 per Share to $24.44 per Share. The Share price low and high for the Six Months Ended June 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $16.43 per Share (-18.22%) on February 18, 2009 to a high of $25.58 per Share (+27.33%) on June 11, 2009.

For the Six Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 54.53% from $35.30 per Share to $54.55 per Share. The Share price low and high for the Six Months Ended June 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $33.07 per Share (-6.32%) on January 23, 2008 to a high of $54.55 per Share (+54.53%) on June 30, 2008.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2009, the net asset value of each Share increased 16.75% from $20.84 per Share to $24.33 per Share. Strong appreciation in futures contract prices for light, sweet crude oil, heating oil, brent crude oil and RBOB gasoline during the Six Months Ended June 30, 2009 were partially offset by falling prices for natural gas resulting in an overall 17.24% increase in the level of the DBLCI-OY Energy TR™.

Net income for the Six Months Ended June 30, 2009 was $24.0 million, resulting from $0.04 million of interest income, net realized losses of $18.6 million, net unrealized gains of $42.9 million and operating expenses of $0.3 million.

For the Six Months Ended June 30, 2008, the net asset value of each Share increased 54.62% from $35.17 per Share to $54.38 per Share. Strong appreciation in the futures contract prices of light, sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas during the Six Months Ended June 30, 2008 resulted in an overall 55.47% increase in the level of the DBLCI-OY Energy TR™.

Net income for the Six Months Ended June 30, 2008 was $47.2 million, resulting from $0.8 million of interest income, net realized gains of $19.7 million, net unrealized gains of $27.1 million and operating expenses of $0.4 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded

Light, Sweet Crude Oil	June 2010	6,608,166	2.38%	6

Heating Oil	April 2010 - May 2010	4,789,413	1.73%	7

Brent Crude Oil	August 2009	5,767,005	2.08%	9

RBOB Gasoline	November 2009	6,621,935	2.39%	11

Natural Gas	August 2009	2,329,350	0.84%	7

Aggregate/Total		22,375,722	8.07%	4

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded

Light, Sweet Crude Oil	June 2009	667,281	1.78%	12

Heating Oil	May 2009	539,251	1.44%	9

Brent Crude Oil	August 2009	654,671	1.75%	11

RBOB Gasoline	November 2009	642,711	1.71%	11

Natural Gas	April 2009	257,615	0.69%	11

Aggregate/Total		2,362,187	6.30%	8

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

(b)     The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-14) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-15) and on January 15, 2008 (File No. 333-148613-05) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-14) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-150501-14) was declared effective on April 30, 2009, which also contained this information. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-14) also acts as Post-Effective Amendment No. 2 to File No. 333-148613-05, Post-Effective Amendment No. 3 to File No. 333-142163-15 and acts as Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-14, which also contained this information. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended June 30, 2009, 8.4 million Shares were created for $193.0 million and no Shares were redeemed. On June 30, 2009, 11.4 million Shares of the Fund were outstanding for a market capitalization of $278.6 million.

(c)     The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2009	-	$-
Three Months Ended June 30, 2008	-	$-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Energy Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Energy Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: August 7, 2009	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1