Form 10-Q
period 2009-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund; DB Oil Master Fund
filed 2009-08-07
CIK 1367305, 1367306, 1383058, 1383060

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

Indicate the number of outstanding Shares as of June 30, 2009: 9,600,000 Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2009

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2009 (unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $189,961,859 and $64,998,456, respectively)	$189,959,133	$64,992,183
Cash held by broker	53,468,583	28,145,987
Net unrealized depreciation on futures contracts	(1,162,420)	(3,883,080)

Deposits with broker	242,265,296	89,255,090

Total assets	$242,265,296	$89,255,090

Liabilities
Management fee payable	108,994	27,885
Brokerage fee payable	855	171

Total liabilities	$109,849	$28,056

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated earnings (deficit)	9	(189)

Total General shares	1,009	811

Shares:
Paid in capital - 9,600,000 and 4,400,000 redeemable Shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	201,235,610	109,235,136
Accumulated earnings (deficit)	40,917,819	(20,009,724)

Total Shares	242,153,429	89,225,412

Total shareholders’ equity	242,154,438	89,226,223

Non-controlling interest in consolidated subsidiary - related party	1,009	811

Total Equity	242,155,447	89,227,034

Total liabilities and equity	$242,265,296	$89,255,090

Net asset value per share
General shares	$25.23	$20.28
Shares	$25.22	$20.28

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value

United States Treasury Obligations

U.S. Treasury Bills, 0.05% due July 2, 2009	1.65%	$3,999,996	$4,000,000

U.S. Treasury Bills, 0.095% due July 16, 2009	0.83	1,999,910	2,000,000

U.S. Treasury Bills, 0.15% due July 23, 2009	8.05	19,498,576	19,500,000

U.S. Treasury Bills, 0.16% due July 30, 2009	9.09	21,997,228	22,000,000

U.S. Treasury Bills, 0.17% due August 6, 2009	4.96	11,998,260	12,000,000

U.S. Treasury Bills, 0.13% due August 13, 2009	14.45	34,993,210	35,000,000

U.S. Treasury Bills, 0.18% due August 20, 2009	0.41	999,782	1,000,000

U.S. Treasury Bills, 0.175% due August 27, 2009	5.78	13,996,850	14,000,000

U.S. Treasury Bills, 0.15% due September 3, 2009	18.17	43,988,648	44,000,000

U.S. Treasury Bills, 0.19% due September 10, 2009	7.84	18,993,825	19,000,000

U.S. Treasury Bills, 0.16% due September 17, 2009	1.65	3,998,424	4,000,000

U.S. Treasury Bills, 0.195% due September 24, 2009	5.57	13,494,424	13,500,000

Total United States Treasury Obligations (cost $189,961,859)	78.45%	$189,959,133

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value

Unrealized Depreciation on Futures Contracts

Light, Sweet Crude Oil (416 contracts, settlement date June 21, 2010)	(0.32)%	$(763,880)

Light, Sweet Crude Oil (2,823 contracts, settlement date June 22, 2010)	(0.16)	(398,540)

Net Unrealized Depreciation on Futures Contracts	(0.48)%	$(1,162,420)

Net unrealized depreciation is comprised of unrealized losses of $2,538,600 and unrealized gains of $1,376,180.

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

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2009 and 2008 and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income
Interest Income, net	$84,656	$211,582	$115,343	$470,816

Expenses
Management Fee	279,843	70,276	417,303	115,927
Brokerage Commissions and Fees	35,889	20,622	53,386	24,274

Total Expenses	315,732	90,898	470,689	140,201

Net investment income (loss)	(231,076)	120,684	(355,346)	330,615

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	359	(1,282)	(2,972)	829
Futures	63,074,230	16,328,750	58,562,050	17,722,800

Net realized gain	63,074,589	16,327,468	58,559,078	17,723,629

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(12,545)	(14,910)	3,547	(1,314)
Futures	(5,107,010)	692,050	2,720,660	1,927,570

Net change in unrealized gain (loss)	(5,119,555)	677,140	2,724,207	1,926,256

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	57,955,034	17,004,608	61,283,285	19,649,885

Net Income	$57,723,958	$17,125,292	$60,927,939	$19,980,500

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(221)	(619)	(198)	(1,114)

Net Income Attributable to PowerShares DB Oil Fund and Subsidiary	$57,723,737	$17,124,673	$60,927,741	$19,979,386

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2009	40	$1,000	$(212)	$788	8,400,000	$182,380,430	$ (16,805,697)	$165,574,733	$165,575,521	$788	$165,576,309

Sale of Shares					2,400,000	48,491,682		48,491,682	48,491,682		48,491,682

Redemption of Shares					(1,200,000)	(29,636,502)		(29,636,502)	(29,636,502)		(29,636,502)

Net Income:

Net investment loss			(1)	(1)			(231,074)	(231,074)	(231,075)	(1)	(231,076)

Net realized gain on United States Treasury Obligations and Futures			243	243			63,074,103	63,074,103	63,074,346	243	63,074,589

Net change in unrealized loss on United States Treasury Obligations and Futures			(21)	(21)			(5,119,513)	(5,119,513)	(5,119,534)	(21)	(5,119,555)

Net Income			221	221			57,723,516	57,723,516	57,723,737	221	57,723,958

Balance at June 30, 2009	40	$1,000	$9	$1,009	9,600,000	$201,235,610	$40,917,819	$242,153,429	$242,154,438	$1,009	$242,155,447

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity

Balance at April 1, 2008	40	$1,000	$495	$1,495	1,000,000	$27,915,964	$9,465,097	$37,381,061	$37,382,556	$1,495	$37,384,051

Sale of Shares					800,000	39,065,212		39,065,212	39,065,212		39,065,212

Redemption of Shares					(400,000)	(19,584,396)		(19,584,396)	(19,584,396)		(19,584,396)

Net Income:

Net investment income			4	4			120,676	120,676	120,680	4	120,684

Net realized gain on United States Treasury Obligations and Futures			612	612			16,326,244	16,326,244	16,326,856	612	16,327,468

Net change in unrealized gain on United States Treasury Obligations and Futures			3	3			677,134	677,134	677,137	3	677,140

Net Income			619	619			17,124,054	17,124,054	17,124,673	619	17,125,292

Balance at June 30, 2008	40	$1,000	$1,114	$2,114	1,400,000	$47,396,780	$26,589,151	$73,985,931	$73,988,045	$2,114	$73,990,159

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity

Balance at January 1, 2009	40	$1,000	$(189)	$811	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,226,223	$811	$89,227,034

Sale of Shares					7,200,000	136,565,888		136,565,888	136,565,888		136,565,888

Redemption of Shares					(2,000,000)	(44,565,414)		(44,565,414)	(44,565,414)		(44,565,414)

Net Income:

Net investment loss			(2)	(2)			(355,342)	(355,342)	(355,344)	(2)	(355,346)

Net realized gain on United States Treasury Obligations and Futures			200	200			58,558,678	58,558,678	58,558,878	200	58,559,078

Net change in unrealized gain on United States Treasury Obligations and Futures			*	*			2,724,207	2,724,207	2,724,207	*	2,724,207

Net Income			198	198			60,927,543	60,927,543	60,927,741	198	60,927,939

Balance at June 30, 2009	40	$1,000	$9	$1,009	9,600,000	$201,235,610	$40,917,819	$242,153,429	$242,154,438	$1,009	$242,155,447

*Amount is less than $1.00.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at January 1, 2008	40	$1,000	$385	$1,385	1,000,000	$28,007,508	$6,610,494	$34,618,002	$34,619,387	$1,000	$34,620,387

Sale of Shares					1,000,000	45,573,180		45,573,180	45,573,180		45,573,180

Redemption of Shares					(600,000)	(26,183,908)		(26,183,908)	(26,183,908)		(26,183,908)

Net Income:

Net investment income			12	12			330,563	330,563	330,575	40	330,615
Net realized gain on United States Treasury Obligations and Futures			668	668			17,722,097	17,722,097	17,722,765	864	17,723,629

Net change in unrealized gain on United States Treasury Obligations and Futures			49	49			1,925,997	1,925,997	1,926,046	210	1,926,256

Net Income			729	729			19,978,657	19,978,657	19,979,386	1,114	19,980,500

Balance at June 30, 2008	40	$1,000	$1,114	$2,114	1,400,000	$47,396,780	$26,589,151	$73,985,931	$73,988,045	$2,114	$73,990,159

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flow provided by operating activities:
Net Income	$60,927,939	$19,980,500
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(366,844,692)	(105,494,423)
Proceeds from securities sold and matured	241,994,133	80,922,978

Net accretion of discount on United States Treasury Obligations	(115,816)	(414,234)
Net realized (gain) loss on United States Treasury Obligations	2,972	(829)
Net change in unrealized gain on United States Treasury Obligations and futures	(2,724,207)	(1,926,256)
Change in operating receivables and liabilities:
Management fee payable	81,109	19,909
Other assets	-	2,871
Brokerage fee payable	684	5,166

Net cash used for operating activities	(66,677,878)	(6,904,318)

Cash flows from financing activities:
Proceeds from sale of Shares	136,565,888	45,573,180
Redemption of Shares	(44,565,414)	(26,183,908)

Net cash provided by financing activities	92,000,474	19,389,272

Net change in cash held by broker	25,322,596	12,484,954

Cash held by broker at beginning of period	28,145,987	1,538,904

Cash held by broker at end of period	$53,468,583	$14,023,858

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

The Index is intended to reflect the change in market value of the crude oil sector. The single commodity comprising the Index is Light, Sweet Crude Oil (WTI) (the “Index Commodity”). The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of June 30, 2009 and December 31, 2008, the Fund had $242,265,296 (or 100%) and $89,255,090 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $24,143,298 (or 9.97%) and $15,026,513 (or 16.84%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $279,843 and $70,276, respectively. Management Fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $417,303 and $115,927, respectively. As of June 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $108,994 and $27,885, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. The Commodity Broker is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $35,889 and $20,622, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $53,386 and $24,274, respectively. As of June 30, 2009 and December 31, 2008, brokerage fees payable were $855 and $171, respectively.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2009 and December 31, 2008 was $24,143,298 and $15,026,513, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $53,468,583 and $28,145,987, respectively, of which $1,162,420 and $3,883,080 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively. There were no cash equivalents held by the Fund as of June 30, 2009 and December 31, 2008.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized depreciation position of $1,162,420 and $3,883,080, respectively.

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

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$189,959,133	$64,992,183

Commodity Futures Contracts (Level 1)	$(1,162,420)	$(3,883,080)

There were no Level 2 or Level 3 holdings as of June 30, 2009 and December 31, 2008.

(6)	Financial Instrument Risk

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Shares Sold	2,400,000	800,000	$48,491,682	$39,065,212	7,200,000	1,000,000	$136,565,888	$45,573,180
Shares Redeemed	(1,200,000)	(400,000)	(29,636,502)	(19,584,396)	(2,000,000)	(600,000)	(44,565,414)	(26,183,908)

Net Increase	1,200,000	400,000	$18,855,180	$19,480,816	5,200,000	400,000	$92,000,474	$19,389,272

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net Asset Value
Net asset value per Share, beginning of period	$19.71	$37.38	$20.28	$34.62
Net realized and change in unrealized gain on United States Treasury Obligations and Futures	5.53	15.37	4.98	17.94
Net investment income (loss)	(0.02)	0.10	(0.04)	0.29

Net income	5.51	15.47	4.94	18.23
Net asset value per Share, end of period	$25.22	$52.85	$25.22	$52.85

Market value per Share, beginning of period	$19.57	$37.44	$19.29	$34.71

Market value per Share, end of period	$25.29	$52.89	$25.29	$52.89

Ratio to average Shares*

Net investment income (loss)	(0.41)%	0.84%	(0.42)%	1.40%

Total expenses	0.56%	0.63%	0.56%	0.59%

Total Return, at net asset value **	27.96%	41.39%	24.36%	52.66%

Total Return, at market value **	29.23%	41.27%	31.10%	52.38%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

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

The futures contract price for the Index Commodity will be the exchange closing price for the Index Commodity on each weekday when banks in New York, New York, are open (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for the Index Commodity. “Exchange Business Day” means, in respect of the Index Commodity, a day that is a trading day for the Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

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

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the oil sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Total Return™ (the “DBLCI-OY CL TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

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

	Total returns for indexes in the DBLCI-OY CL TR™
Underlying Index	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
DB Light, Sweet Crude Oil (WTI) Indices	28.04%	41.69%	24.66%	52.85%
TOTAL RETURN	28.04%	41.69%	24.66%	52.85%

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

Operating Activities

Net cash flow used for operating activities was $66.7 million and $6.9 million for the Six Months Ended June 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2009, $366.8 million was paid to purchase United States Treasury Obligations and $242.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2008, $105.5 million was paid to purchase United States Treasury Obligations and $80.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $2.7 million and by $1.9 million during the Six Months Ended June 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $92.0 million and $19.4 million during the Six Months Ended June 30, 2009 and 2008, respectively. This included $136.6 million and $45.6 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2009 and 2008, respectively.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A.— “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Three Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 29.23% from $19.57 per Share to $25.29 per Share. The Share price low and high for the Three Months Ended June 30, 2009 and related change from the Share price on March 31, 2009 was as follows: Shares traded from a low of $18.85 per Share (-3.68%) on April 22, 2009 to a high of $26.35 per Share (+34.64%) on June 11, 2009.

For the Three Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 41.27% from $37.44 per Share to $52.89 per Share. The Share price low and high for the Three Months Ended June 30, 2008 and related change from the Share price on March 31, 2008 was as follows: Shares traded from a low of $37.05 per Share (-1.04%) on April 1, 2008 to a high of $53.00 per Share (+41.56%) on June 23, 2008.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2009, the net asset value of each Share increased 27.96% from $19.71 per Share to $25.22 per Share. An increase in the price of light, sweet crude oil futures contracts during the Three Months Ended June 30, 2009 contributed to a 28.04% increase in the level of the DBLCI-OY CL TR™.

Net income for the Three Months Ended June 30, 2009 was $57.7 million, resulting from $0.1 million of interest income, net realized gains of $63.0 million, net unrealized losses of $5.1 million and operating expenses of $0.3 million.

For the Three Months Ended June 30, 2008, the net asset value of each Share increased 41.39% from $37.38 per Share to $52.85 per Share. An increase in the price of light, sweet crude oil futures contracts during the Three Months Ended June 30, 2008 contributed to a 41.69% increase in the level of the DBLCI-OY CL TR™.

Net income for the Three Months Ended June 30, 2008 was $17.1 million, resulting from $0.2 million of interest income, net realized gains of $16.3 million, net unrealized gains of $0.7 million and operating expenses of $0.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Six Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 31.10% from $19.29 per Share to $25.29 per Share. The Share price low and high for the Six Months Ended June 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $15.83 per Share (-17.94%) on February 18, 2009 to a high of $26.35 per Share (+36.60%) on June 11, 2009.

For the Six Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 52.38% from $34.71 per Share to $52.89 per Share. The Share price low and high for the Six Months Ended June 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $31.78 per Share (-8.44%) on January 23, 2008 to a high of $53.00 per Share (+52.69%) on June 23, 2008.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2009, the net asset value of each Share increased 24.36% from $20.28 per Share to $25.22 per Share. An increase in the price of light, sweet crude oil futures contracts during the Six Months Ended June 30, 2009 contributed to a 24.66% increase in the level of the DBLCI-OY CL TR™.

Net income for the Six Months Ended June 30, 2009 was $60.9 million, resulting from $0.1 million of interest income, net realized and unrealized gains of $61.3 million, and operating expenses of $0.5 million.

For the Six Months Ended June 30, 2008, the net asset value of each Share increased 52.66% from $34.62 per Share to $52.85 per Share. Strong appreciation in the price of light, sweet crude oil during the Six Months Ended June 30, 2008 contributed to a 52.85% increase in the level of the DBLCI-OY CL TR™.

Net income for the Six Months Ended June 30, 2008 was $20.0 million, resulting from $0.5 million of interest income, net realized and unrealized gains of $19.6 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil (WTI)	June 2010	25,641,979	10.59%	6

Aggregate/Total		25,870,535	10.68%	1

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil (WTI)	June 2009	7,055,325	7.91%	11

Aggregate/Total		7,052,595	7.90%	6

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

The primary trading risk exposure of the Fund as of June 30, 2009 relating to the Index Commodity is as follows:

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

For the Three Months Ended June 30, 2009, 2.4 million Shares were created for $48.5 million and 1.2 million Shares were redeemed for $29.6 million. On June 30, 2009, 9.6 million Shares of the Fund were outstanding for a market capitalization of $242.8 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2009	1,200,000	$24.70
Three Months Ended June 30, 2008	400,000	$48.96

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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