Form 10-Q
period 2009-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND; DB SILVER MASTER FUND
filed 2009-08-07
CIK 1367305, 1367306, 1383054, 1383086

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

Indicate the number of outstanding Shares as of June 30, 2009: 3,400,000 Shares.

POWERSHARES DB SILVER FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2009

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2009 (unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $71,485,556 and $28,495,286, respectively)	$71,485,466	$28,498,799
Cash held by broker	-	9,521,208
Net unrealized appreciation on futures contracts	11,780,000	6,589,745

Deposits with broker	83,265,466	44,609,752

Total assets	$83,265,466	$44,609,752

Liabilities
Payable to broker	$381,695	$-
Management fee payable	34,959	17,198
Brokerage fee payable	546	296

Total liabilities	$417,200	$17,494

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(26)	(189)

Total General shares	974	811

Shares:
Paid in capital - 3,400,000 and 2,200,000 redeemable Shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	90,797,972	59,899,340
Accumulated deficit	(7,951,654)	(15,308,704)

Total Shares	82,846,318	44,590,636

Total shareholders’ equity	82,847,292	44,591,447

Non-controlling interest in consolidated subsidiary - related party	974	811

Total Equity	82,848,266	44,592,258

Total liabilities and equity	$83,265,466	$44,609,752

Net asset value per share
General shares	$24.35	$20.28
Shares	$24.37	$20.27

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value

United States Treasury Obligations

U.S. Treasury Bills, 0.05% due July 2, 2009	4.83%	$3,999,996	$4,000,000

U.S. Treasury Bills, 0.095% due July 16, 2009	7.24	5,999,730	6,000,000

U.S. Treasury Bills, 0.15% due July 23, 2009	6.64	5,499,599	5,500,000

U.S. Treasury Bills, 0.16 % due July 30, 2009	6.03	4,999,370	5,000,000

U.S. Treasury Bills, 0.17% due August 6, 2009	4.83	3,999,420	4,000,000

U.S. Treasury Bills, 0.13% due August 13, 2009	21.72	17,996,508	18,000,000

U.S. Treasury Bills, 0.18% due August 20, 2009	12.07	9,997,820	10,000,000

U.S. Treasury Bills, 0.15% due September 3, 2009	6.03	4,998,710	5,000,000

U.S. Treasury Bills, 0.16% due September 17, 2009	6.03	4,998,030	5,000,000

U.S. Treasury Bills, 0.195% due September 24, 2009	10.86	8,996,283	9,000,000

Total United States Treasury Obligations (cost $71,485,556)	86.28%	$71,485,466

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value

Unrealized Appreciation on Futures Contracts

Silver (1,220 contracts, settlement date December 29, 2009)	14.22%	$11,780,000

Net Unrealized Appreciation on Futures Contracts	14.22%	$11,780,000

Net unrealized appreciation is comprised of $13,282,105 of unrealized gains and unrealized losses of $1,502,105.

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

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2009 and 2008 and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income
Interest Income, net	$26,121	$256,537	$43,773	$546,265

Expenses
Management Fee	90,645	78,459	154,960	136,760
Brokerage Commissions and Fees	2,752	6,277	8,097	10,941

Total Expenses	93,397	84,736	163,057	147,701

Net investment income (loss)	(67,276)	171,801	(119,284)	398,564

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	-	1,840	(151)	6,453
Futures	80,725	1,373,890	2,290,160	3,595,810

Net realized gain	80,725	1,375,730	2,290,009	3,602,263

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(2,832)	(38,091)	(3,604)	(6,062)
Futures	2,095,660	(1,791,510)	5,190,255	(2,342,110)

Net change in unrealized gain (loss)	2,092,828	(1,829,601)	5,186,651	(2,348,172)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	2,173,553	(453,871)	7,476,660	1,254,091

Net Income (Loss)	$2,106,277	$(282,070)	$7,357,376	$1,652,655

Less: net (income) attributed to the non-controlling interest in consolidated subsidiary - related party	(41)	(11)	(163)	(285)

Net Income (Loss) Attributable to PowerShares DB Silver Fund and Subsidiary	$2,106,236	$(282,081)	$7,357,213	$1,652,370

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity

Balance at April 1, 2009	40	$1,000	$(67)	$933	2,600,000	$70,665,116	$(10,057,849)	$60,607,267	$60,608,200	$933	$60,609,133

Sale of Shares					800,000	20,132,856		20,132,856	20,132,856		20,132,856

Net Income:

Net investment loss			(1)	(1)			(67,274)	(67,274)	(67,275)	(1)	(67,276)

Net realized gain on United States Treasury Obligations and Futures			1	1			80,723	80,723	80,724	1	80,725

Net change in unrealized gain on United States Treasury Obligations and Futures			41	41			2,092,746	2,092,746	2,092,787	41	2,092,828

Net Income			41	41			2,106,195	2,106,195	2,106,236	41	2,106,277

Balance at June 30, 2009	40	$1,000	$(26)	$974	3,400,000	$90,797,972	$(7,951,654)	$82,846,318	$82,847,292	$974	$82,848,266

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity

Balance at April 1, 2008	40	$1,000	$274	$1,274	2,000,000	$59,082,146	$4,608,550	$63,690,696	$63,691,970	$1,274	$63,693,244

Sale of Shares					200,000	6,715,514		6,715,514	6,715,514		6,715,514

Redemption of Shares					(400,000)	(12,287,064)		(12,287,064)	(12,287,064)		(12,287,064)

Net Income (Loss):

Net investment income			4	4			171,793	171,793	171,797	4	171,801

Net realized gain on United States Treasury Obligations and Futures			30	30			1,375,670	1,375,670	1,375,700	30	1,375,730

Net change in unrealized loss on United States Treasury Obligations and Futures			(23)	(23)			(1,829,555)	(1,829,555)	(1,829,578)	(23)	(1,829,601)

Net Income (Loss)			11	11			(282,092)	(282,092)	(282,081)	11	(282,070)

Balance at June 30, 2008	40	$1,000	$285	$1,285	1,800,000	$53,510,596	$4,326,458	$57,837,054	$57,838,339	$1,285	$57,839,624

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,591,447	$811	$44,592,258

Sale of Shares					1,600,000	39,933,490		39,933,490	39,933,490		39,933,490

Redemption of Shares					(400,000)	(9,034,858)		(9,034,858)	(9,034,858)		(9,034,858)

Net Income:

Net investment loss			(2)	(2)			(119,280)	(119,280)	(119,282)	(2)	(119,284)

Net realized gain on United States Treasury Obligations and Futures			38	38			2,289,933	2,289,933	2,289,971	38	2,290,009

Net change in unrealized gain on United States Treasury Obligations and Futures			127	127			5,186,397	5,186,397	5,186,524	127	5,186,651

Net Income			163	163			7,357,050	7,357,050	7,357,213	163	7,357,376

Balance at June 30, 2009	40	$1,000	$(26)	$974	3,400,000	$90,797,972	$(7,951,654)	$82,846,318	$82,847,292	$974	$82,848,266

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity

Balance at January 1, 2008	40	$1,000	$113	$1,113	1,000,000	$25,160,026	$2,674,260	$27,834,286	$27,835,399	$1,000	$27,836,399

Sale of Shares					1,200,000	40,637,634		40,637,634	40,637,634		40,637,634

Redemption of Shares					(400,000)	(12,287,064)		(12,287,064)	(12,287,064)		(12,287,064)

Net Income:

Net investment income			10	10			398,540	398,540	398,550	14	398,564

Net realized gain on United States Treasury Obligations and Futures			80	80			3,602,068	3,602,068	3,602,148	115	3,602,263

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			82	82			(2,348,410)	(2,348,410)	(2,348,328)	156	(2,348,172)

Net Income			172	172			1,652,198	1,652,198	1,652,370	285	1,652,655

Balance at June 30, 2008	40	$1,000	$285	$1,285	1,800,000	$53,510,596	$4,326,458	$57,837,054	$57,838,339	$1,285	$57,839,624

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flow provided by operating activities:
Net Income	$7,357,376	$1,652,655
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(123,946,494)	(116,450,436)
Proceeds from securities sold and matured	80,999,844	97,992,038
Net accretion of discount on United States Treasury Obligations	(43,772)	(498,547)
Net realized (gain) loss on United States Treasury Obligations	151	(6,453)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(5,186,651)	2,348,172
Change in operating receivables and liabilities:
Payable to broker	381,695	-
Management fee payable	17,761	11,472
Other assets	-	3,741
Brokerage fee payable	250	-

Net cash used for operating activities	(40,419,840)	(14,947,358)

Cash flows from financing activities:
Proceeds from sale of Shares	39,933,490	40,637,634
Redemption of Shares	(9,034,858)	(12,287,064)

Net cash provided by financing activities	30,898,632	28,350,570

Net change in cash held by broker	(9,521,208)	13,403,212

Cash held by broker at beginning of period	9,521,208	3,788,960

Cash held by broker at end of period	$-	$17,192,172

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

The Fund does not employ leverage. As of June 30, 2009 and December 31, 2008, the Fund had $83,265,466 (or 100%) and $44,609,752 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $9,882,000 (or 11.87%) and $6,825,600 (or 15.30%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $90,645 and $78,459, respectively. Management Fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $154,960 and $136,760, respectively. As of June 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $34,959 and $17,198, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. The Commodity Broker is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $2,752 and $6,277, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $8,097 and $10,941, respectively. As of June 30, 2009 and December 31, 2008, brokerage fees payable were $546 and $296, respectively.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2009 and December 31, 2008 was $9,882,000 and $6,825,600, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2009 the Fund did not hold a cash balance. As of December 31, 2008, the Fund had cash held by the Commodity Broker of $9,521,208. There were no cash equivalents held by the Fund as of June 30, 2009 and December 31, 2008.

(g)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of June 30, 2009, the futures contracts held by the Fund were in an unrealized appreciation position of $11,780,000, of which the Fund utilized $381,695 to purchase United States Treasury Obligations. No net interest expense was incurred by the Fund as unrealized appreciation on open positions of futures contracts exceeded the payable to broker by $11,398,305 as of June 30, 2009. As of December 31, 2008, the Fund did not have an amount payable to broker.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $11,780,000 and $6,589,745, respectively.

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

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$71,485,466	$28,498,799

Commodity Futures Contracts (Level 1)	$11,780,000	$6,589,745

There were no Level 2 or Level 3 holdings as of June 30, 2009 and December 31, 2008.

(6)	Financial Instrument Risk

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Shares Sold	800,000	200,000	$20,132,856	$6,715,514	1,600,000	1,200,000	$39,933,490	$40,637,634
Shares Redeemed	-	(400,000)	-	(12,287,064)	(400,000)	(400,000)	(9,034,858)	(12,287,064)

Net Increase/(Decrease)	800,000	(200,000)	$20,132,856	$(5,571,550)	1,200,000	800,000	$30,898,632	$28,350,570

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

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$23.31	$31.85	$20.27	$27.83
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.08	0.19	4.15	4.07
Net investment income (loss)	(0.02)	0.09	(0.05)	0.23

Net income	1.06	0.28	4.10	4.30
Net asset value per Share, end of period	$24.37	$32.13	$24.37	$32.13

Market value per Share, beginning of period	$23.27	$31.71	$20.46	$27.79

Market value per Share, end of period	$24.38	$32.13	$24.38	$32.13

Ratio to average Shares*

Net investment income (loss)	(0.37)%	1.10%	(0.38)%	1.46%

Total expenses	0.51%	0.54%	0.52%	0.54%

Total Return, at net asset value **	4.55%	0.88%	20.23%	15.45%

Total Return, at market value **	4.77%	1.32%	19.16%	15.62%

*	Percentages are annualized.

**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

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

	Total returns for index in the DBLCI-OY SI TR
Underlying Index	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
DB Silver Indices	4.65%	1.15%	20.50%	15.73%
TOTAL RETURN	4.65%	1.15%	20.50%	15.73%

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

Operating Activities

Net cash flow used for operating activities was $40.4 million and $14.9 million for the Six Months Ended June 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2009, $123.9 million was paid to purchase United States Treasury Obligations and $81.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2008, $116.4 million was paid to purchase United States Treasury Obligations and $98.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $5.2 million and decreased by $2.3 million during the Six Months Ended June 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $30.9 million and $28.4 million during the Six Months Ended June 30, 2009 and 2008, respectively. This included $39.9 million and $40.6 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2009 and 2008, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Three Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 4.77% from $23.27 per Share to $24.38 per Share. The Share price low and high for the Three Months Ended June 30, 2009 and related change from the Share price on March 31, 2009 was as follows: Shares traded from a low of $21.17 per Share (-9.02%) on April 17, 2009 to a high of $28.68 per Share (+23.25%) on June 2, 2009.

For the Three Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 1.32% from $31.71 per Share to $32.13 per Share. The Share price low and high for the Three Months Ended June 30, 2008 and related change from the Share price on March 31, 2008 was as follows: Shares traded from a low of $29.95 per Share (-5.55%) on May 1, 2008 to a high of $33.79 per Share (+6.56%) on April 16, 2008.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2009, the net asset value of each Share increased 4.55% from $23.31 per Share to $24.37 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended June 30, 2009 resulted in an overall 4.65% increase in the level of the DBLCI-OY SI TR™.

Net income for the Three Months Ended June 30, 2009 was $2.1 million, resulting from $0.02 million of interest income, net realized gains of $0.1 million, net unrealized gains of $2.1 million and operating expenses of $0.1 million.

For the Three Months Ended June 30, 2008, the net asset value of each Share increased 0.88% from $31.85 per Share to $32.13 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended June 30, 2008 resulted in an overall 1.15% increase in the level of the DBLCI-OY SI TR™.

Net loss for the Three Months Ended June 30, 2008 was $0.3 million, resulting from $0.3 million of interest income, net realized gains of $1.3 million, net unrealized losses of $1.8 million and operating expenses of $0.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Six Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 19.16% from $20.46 per Share to $24.38 per Share. The Share price low and high for the Six Months Ended June 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $18.91 per Share (-7.58%) on January 14, 2009 to a high of $28.68 (+40.18%) per Share on June 2, 2009.

For the Six Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 15.62% from $27.79 per Share to $32.13 per Share. The Share price low and high for the Six Months Ended June 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $28.49 (+2.52%) per Share on January 7, 2008 to a high of $38.53 per Share (+38.65%) on March 5, 2008.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2009, the net asset value of each Share increased 20.23% from $20.27 per Share to $24.37 per Share. Strong appreciation in the price of silver futures contracts during the Six Months Ended June 30, 2009 resulted in an overall 20.50% increase in the level of the DBLCI-OY SI TR™.

Net income for the Six Months Ended June 30, 2009 was $7.3 million, resulting from $0.04 million of interest income, net realized and unrealized gains of $7.5 million and operating expenses of $0.2 million.

For the Six Months Ended June 30, 2008, the net asset value of each Share increased 15.45% from $27.83 per Share to $32.13 per Share. Strong appreciation in the price of silver futures contracts during the Six Months Ended June 30, 2008 contributed to a 15.73% increase in the level of the DBLCI-OY SI TR™.

Net income for the Six Months Ended June 30, 2008 was $1.7 million, resulting from $0.5 million of interest income, net realized and unrealized gains of $1.3 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions as of June 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* of % Net Assets	Number of times VaR Exceeded
Silver	December 2009	6,442,474	7.78%	13
Aggregate/Total		6,611,566	7.98%	10

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* of % Net Assets	Number of times VaR Exceeded
Silver	December 2009	3,320,174	7.45%	13
Aggregate/Total		3,320,724	7.45%	15

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

For the Three Months Ended June 30, 2009, 0.8 million Shares were created for $20.1 million and no Shares were redeemed. On June 30, 2009, 3.4 million Shares of the Fund were outstanding for a market capitalization of $82.9 million.

(c)    The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2009	-	$-
Three Months Ended June 30, 2008	400,000	$30.72

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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