Form 10-Q
period 2009-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Gold Master Fund; PowerShares DB Gold Fund
filed 2009-08-07
CIK 1367305, 1367306, 1383056, 1383055

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

Indicate the number of outstanding Shares as of June 30, 2009: 3,800,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2009

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2009 (unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $118,482,595 and $40,493,607, respectively)	$118,482,635	$40,498,409
Cash held by broker	7,330,750	33,461,910
Net unrealized appreciation on futures contracts	1,466,470	9,733,420

Deposits with broker	127,279,855	83,693,739

Total assets	$127,279,855	$83,693,739

Liabilities
Management fee payable	51,995	30,192
Brokerage fee payable	662	426

Total liabilities	$52,657	$30,618

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated earnings	339	287

Total General shares	1,339	1,287

Shares:
Paid in capital - 3,800,000 and 2,600,000 redeemable Shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	114,824,302	74,428,574
Accumulated earnings	12,400,218	9,231,973

Total Shares	127,224,520	83,660,547

Total shareholders’ equity	127,225,859	83,661,834

Non-controlling interest in consolidated subsidiary - related party	1,339	1,287

Total Equity	127,227,198	83,663,121

Total liabilities and equity	$127,279,855	$83,693,739

Net asset value per share
General shares	$33.48	$32.18
Shares	$33.48	$32.18

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.05% due July 2, 2009	4.72%	$5,999,994	$6,000,000
U.S. Treasury Bills, 0.075% due July 9, 2009	22.79	28,999,449	29,000,000
U.S. Treasury Bills, 0.095% due July 16, 2009	4.72	5,999,730	6,000,000
U.S. Treasury Bills, 0.15% due July 23, 2009	5.11	6,499,525	6,500,000
U.S. Treasury Bills, 0.16 % due July 30, 2009	10.22	12,998,362	13,000,000
U.S. Treasury Bills, 0.13% due August 13, 2009	17.29	21,995,732	22,000,000
U.S. Treasury Bills, 0.18% due August 20, 2009	16.50	20,995,422	21,000,000
U.S. Treasury Bills, 0.19% due September 10, 2009	5.50	6,997,725	7,000,000
U.S. Treasury Bills, 0.195% due September 24, 2009	6.28	7,996,696	8,000,000

Total United States Treasury Obligations (cost $118,482,595)	93.13%	$118,482,635

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Gold (71 contracts, settlement date February 24, 2010)	(0.03)%	$(36,970)
Gold (1,281 contracts, settlement date April 28, 2010)	1.18	1,503,440

Net Unrealized Appreciation on Futures Contracts	1.15%	$1,466,470

Net unrealized appreciation is comprised of unrealized gains of $1,703,460 and unrealized losses of $236,990.

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

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2009 and 2008 and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income
Interest Income, net	$43,180	$293,553	$72,572	$707,660

Expenses
Management Fee	140,921	98,673	257,256	181,392
Brokerage Commissions and Fees	11,773	7,893	16,580	14,511

Total Expenses	152,694	106,566	273,836	195,903

Net investment income (loss)	(109,514)	186,987	(201,264)	511,757

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	-	1,927	(1,715)	1,927
Futures	9,389,080	1,398,320	11,643,040	1,398,320

Net realized gain	9,389,080	1,400,247	11,641,325	1,400,247

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(3,335)	(26,524)	(4,762)	(348)
Futures	(9,464,910)	(1,307,670)	(8,266,950)	1,365,320

Net change in unrealized gain (loss)	(9,468,245)	(1,334,194)	(8,271,712)	1,364,972

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(79,165)	66,053	3,369,613	2,765,219

Net Income (Loss)	$(188,679)	$253,040	$3,168,349	$3,276,976

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	2	(7)	(52)	(378)

Net Income (Loss) Attributable to PowerShares DB Gold Fund and Subsidiary	$(188,677)	$253,033	$3,168,297	$3,276,598

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at April 1, 2009	40	$1,000	$341	$1,341	3,000,000	$88,010,176	$12,588,893	$100,599,069	$100,600,410	$1,341	$100,601,751

Sale of Shares					800,000	26,814,126		26,814,126	26,814,126		26,814,126

Net Loss:

Net investment loss			(1)	(1)			(109,512)	(109,512)	(109,513)	(1)	(109,514)

Net realized gain on United States Treasury Obligations and Futures			117	117			9,388,846	9,388,846	9,388,963	117	9,389,080

Net change in unrealized loss on United States Treasury Obligations and Futures			(118)	(118)			(9,468,009)	(9,468,009)	(9,468,127)	(118)	(9,468,245)

Net Loss			(2)	(2)			(188,675)	(188,675)	(188,677)	(2)	(188,679)

Balance at June 30, 2009	40	$1,000	$339	$1,339	3,800,000	$114,824,302	$12,400,218	$127,224,520	$127,225,859	$1,339	$127,227,198

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity

Balance at April 1, 2008	40	$1,000	$371	$1,371	2,400,000	$72,250,562	$10,027,605	$82,278,167	$82,279,538	$1,371	$82,280,909

Sale of Shares					200,000	6,711,306		6,711,306	6,711,306		6,711,306

Redemption of Shares					(200,000)	(6,557,236)		(6,557,236)	(6,557,236)		(6,557,236)

Net Income:

Net investment income			3	3			186,981	186,981	186,984	3	186,987

Net realized gain on United States Treasury Obligations and Futures			25	25			1,400,197	1,400,197	1,400,222	25	1,400,247

Net change in unrealized loss on United States Treasury Obligations and Futures			(21)	(21)			(1,334,152)	(1,334,152)	(1,334,173)	(21)	(1,334,194)

Net Income			7	7			253,026	253,026	253,033	7	253,040

Balance at June 30, 2008	40	$1,000	$378	$1,378	2,400,000	$72,404,632	$10,280,631	$82,685,263	$82,686,641	$1,378	$82,688,019

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2009	40	$1,000	$287	$1,287	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,661,834	$1,287	$83,663,121

Sale of Shares					1,600,000	54,011,262		54,011,262	54,011,262		54,011,262

Redemption of Shares					(400,000)	(13,615,534)		(13,615,534)	(13,615,534)		(13,615,534)

Net Income:

Net investment loss			(3)	(3)			(201,258)	(201,258)	(201,261)	(3)	(201,264)

Net realized gain on United States Treasury Obligations and Futures			148	148			11,641,029	11,641,029	11,641,177	148	11,641,325

Net change in unrealized loss on United States Treasury Obligations and Futures			(93)	(93)			(8,271,526)	(8,271,526)	(8,271,619)	(93)	(8,271,712)

Net Income			52	52			3,168,245	3,168,245	3,168,297	52	3,168,349

Balance at June 30, 2009	40	$1,000	$339	$1,339	3,800,000	$114,824,302	$12,400,218	$127,224,520	$127,225,859	$1,339	$127,227,198

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2008	40	$1,000	$262	$1,262	1,400,000	$37,170,860	$7,004,149	$44,175,009	$44,176,271	$1,000	$44,177,271

Sale of Shares					1,200,000	41,791,008		41,791,008	41,791,008		41,791,008

Redemption of Shares					(200,000)	(6,557,236)		(6,557,236)	(6,557,236)		(6,557,236)

Net Income:

Net investment income			10	10			511,720	511,720	511,730	27	511,757

Net realized gain on United States Treasury Obligations and Futures			25	25			1,400,197	1,400,197	1,400,222	25	1,400,247

Net change in unrealized gain on United States Treasury Obligations and Futures			81	81			1,364,565	1,364,565	1,364,646	326	1,364,972

Net Income			116	116			3,276,482	3,276,482	3,276,598	378	3,276,976

Balance at June 30, 2008	40	$1,000	$378	$1,378	2,400,000	$72,404,632	$10,280,631	$82,685,263	$82,686,641	$1,378	82,688,019

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flow provided by operating activities:
Net Income	$3,168,349	$3,276,976
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(210,916,165)	(146,334,275)
Proceeds from securities sold and matured	132,998,034	117,984,594
Net accretion of discount on United States Treasury Obligations	(72,572)	(640,288)
Net realized (gain) loss on United States Treasury Obligations	1,715	(1,927)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	8,271,712	(1,364,972)
Change in operating receivables and liabilities:
Payable to broker	-	(1,448,582)
Management fee payable	21,803	15,746
Other assets	-	3,556
Brokerage fee payable	236	8,359

Net cash used for operating activities	(66,526,888)	(28,500,813)

Cash flows from financing activities:
Proceeds from sale of Shares	54,011,262	41,791,008
Redemption of Shares	(13,615,534)	(6,557,236)

Net cash provided by financing activities	40,395,728	35,233,772

Net change in cash held by broker	(26,131,160)	6,732,959

Cash held by broker at beginning of period	33,461,910	-

Cash held by broker at end of period	$7,330,750	$6,732,959

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009

(1)	Organization

PowerShares DB Gold Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Gold Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each, a “Trust Agreement”, and collectively, the “Trust Agreements”).

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

The Fund does not employ leverage. As of June 30, 2009 and December 31, 2008, the Fund had $127,279,855 (or 100%) and $83,693,739 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $7,298,975 (or 5.74%) and $5,418,584 (or 6.47%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited

Consolidated Schedule of Investments as of June 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $140,921 and $98,673, respectively. Management Fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $257,256 and $181,392, respectively. As of June 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $51,995 and $30,192, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $11,773 and $7,893, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $16,580 and $14,511, respectively. As of June 30, 2009 and December 31, 2008, brokerage fees payable were $662 and $426, respectively.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2009 and December 31, 2008 was $7,298,975 and $5,418,584, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $7,330,750 and $33,461,910, respectively. There were no cash equivalents held by the Fund as of June 30, 2009 and December 31, 2008.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $1,466,470 and $9,733,420, respectively.

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

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$118,482,635	$40,498,409

Commodity Futures Contracts (Level 1)	$1,466,470	$9,733,420

There were no Level 2 or Level 3 holdings as of June 30, 2009 and December 31, 2008.

(6)	Financial Instrument Risk

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Shares Sold	800,000	200,000	$26,814,126	$6,711,306	1,600,000	1,200,000	$54,011,262	$41,791,008
Shares Redeemed	-	(200,000)	-	(6,557,236)	(400,000)	(200,000)	(13,615,534)	(6,557,236)

Net Increase	800,000	-	$26,814,126	$154,070	1,200,000	1,000,000	$40,395,728	$35,233,772

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$33.53	$34.28	$32.18	$31.55
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.02)	0.09	1.36	2.66
Net investment income (loss)	(0.03)	0.08	(0.06)	0.24

Net income (loss)	(0.05)	0.17	1.30	2.90
Net asset value per Share, end of period	$33.48	$34.45	$33.48	$34.45

Market value per Share, beginning of period	$33.35	$34.35	$32.14	$31.58

Market value per Share, end of period	$33.53	$34.39	$33.53	$34.39

Ratio to average Shares*
Net investment income (loss)	(0.39)%	0.95%	(0.39)%	1.41%

Total expenses	0.54%	0.54%	0.53%	0.54%

Total Return, at net asset value **	(0.15)%	0.50%	4.04%	9.19%

Total Return, at market value **	0.54%	0.12%	4.32%	8.90%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) on the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is gold. The Index is composed of notional amounts of the Index Commodity. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the gold sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Total Return™ (the “DBLCI-OY GC TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY GC TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY GC TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

[Remainder of page left blank intentionally.]

Summary of DBLCI-OY GC TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2009 and 2008

and the Six Months Ended June 30, 2009 and 2008

	Total returns for index in the DBLCI-OY GC TR™
Underlying Index	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
DB Gold Indices	-0.01%	0.71%	4.42%	9.47%
TOTAL RETURN	-0.01%	0.71%	4.42%	9.47%

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-

one correlation between Shares and the Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

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

Operating Activities

Net cash flow used for operating activities was $66.5 million and $28.5 million for the Six Months Ended June 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2009, $210.9 million was paid to purchase United States Treasury Obligations and $133.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2008, $146.3 million was paid to purchase United States Treasury Obligations and $118.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $8.3 million and increased by $1.4 million during the Six Months Ended June 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $40.4 million and $35.2 million during the Six Months Ended June 30, 2009 and 2008, respectively. This included $54.0 million and $41.8 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (“DBLCI-OY GC ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DGL”), (ii) the Fund’s NAV (as reflected by the graph “DGLNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DGLDIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

[Remainder of page left blank intentionally.]

COMPARISON OF DGL, DGLNAV AND DGLDIX FOR THE THREE MONTHS ENDED

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

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Three Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 0.54% from $33.35 per Share to $33.53 per Share. The Share price low and high for the Three Months Ended June 30, 2009 and related change from the Share price on March 31, 2009 was as follows: Shares traded from a low of $31.43 per Share (-5.76%) on April 17, 2009 to a high of $35.49 per Share (+6.42%) on June 2, 2009.

For the Three Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 0.12% from $34.35 per Share to $34.39 per Share. The Share price low and high for the Three Months Ended June 30, 2008 and related change from the Share price on March 31, 2008 was as follows: Shares traded from a low of $31.73 per Share (-7.63%) on May 1, 2008 to a high of $35.35 per Share (+2.91%) on April 16, 2008.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2009, the net asset value of each Share decreased 0.15% from $33.53 per Share to $33.48 per Share. Falling prices for gold futures contracts during the Three Months Ended June 30, 2009 contributed to a 0.01% decrease in the level of the DBLCI-OY GC TR™.

Net loss for the Three Months Ended June 30, 2009 was $0.2 million, resulting from $0.04 million of interest income, net realized gains of $9.4 million, net unrealized losses of $9.4 million and operating expenses of $0.2 million.

For the Three Months Ended June 30, 2008, the net asset value of each Share increased 0.50% from $34.28 per Share to $34.45 per Share. Rising prices for gold futures contracts during the Three Months Ended June 30, 2008 contributed to a 0.71% increase in the level of the DBLCI-OY GC TR™.

Net income for the Three Months Ended June 30, 2008 was $0.3 million, resulting from $0.3 million of interest income, net realized gains of $1.4 million, net unrealized losses of $1.3 million and operating expenses of $0.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Six Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 4.32% from $32.14 per Share to $33.53 per Share. The Share price low and high for the Six Months Ended June 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $29.50 per Share (-8.21%) on January 14, 2009 to a high of $36.13 per Share (+12.41%) on February 20, 2009.

For the Six Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 8.90% from $31.58 per Share to $34.39 per Share. The Share price low and high for the Six Months Ended June 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $31.73 per Share (+0.47%) on May 1, 2008 to a high of $37.42 per Share (+18.49%) on March 17, 2008.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2009, the net asset value of each Share increased 4.04% from $32.18 per Share to $33.48 per Share. Rising prices for gold futures contracts during the Six Months Ended June 30, 2009 contributed to a 4.42% increase in the level of the DBLCI-OY GC TR™.

Net income for the Six Months Ended June 30, 2009 was $3.2 million, resulting from $0.1 million of interest income, net realized gains of $11.6 million, net unrealized losses of $8.2 million and operating expenses of $0.3 million.

For the Six Months Ended June 30, 2008, the net asset value of each Share increased 9.19% from $31.55 per Share to $34.45 per Share. Rising prices for gold futures contracts during the Six Months Ended June 30, 2008 contributed to a 9.47% increase in the level of the DBLCI-OY GC TR™.

Net income for the Six Months Ended June 30, 2008 was $3.3 million, resulting from $0.7 million of interest income, net realized gains of $1.4 million, net unrealized gains of $1.4 million and operating expenses of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	February - April 2010	5,910,650	4.65%	7
Aggregate/Total		6,218,309	4.89%	8

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	June 2009	3,826,784	4.57%	9
Aggregate/Total		3,827,027	4.57%	8
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

The following was the primary trading risk exposure of the Fund as of June 30, 2009 by Index Commodity:

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

For the Three Months Ended June 30, 2009, 0.8 million Shares were created for $26.8 million and no Shares were redeemed. On June 30, 2009, 3.8 million Shares of the Fund were outstanding for a market capitalization of $127.4 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2009	-	$-
Three Months Ended June 30, 2008	200,000	$32.79

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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