Form 10-Q
period 2009-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB BASE METALS MASTER FUND; POWERSHARES DB BASE METALS FUND
filed 2009-08-07
CIK 1367305, 1367306, 1383083, 1383084

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

Indicate the number of outstanding Shares as of June 30, 2009: 20,400,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2009

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2009 (unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $281,947,865 and $30,999,510, respectively)	$ 281,946,109	$ 30,997,263
Cash held by broker	2,009,254	30,952,245
Net unrealized appreciation (depreciation) on futures contracts	24,653,075	(28,506,169)

Deposits with broker	308,608,438	33,443,339

Total assets	$ 308,608,438	$ 33,443,339

Liabilities
Management fee payable	$184,330	$ 21,332
Brokerage fee payable	1,279	585

Total liabilities	$185,609	$ 21,917

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(395)	(523)

Total General shares	605	477

Shares:
Paid in capital - 20,400,000 and 2,800,000 redeemable Shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	336,695,692	95,254,196
Accumulated deficit	(28,274,073)	(61,833,728)

Total Shares	308,421,619	33,420,468

Total shareholders’ equity	308,422,224	33,420,945

Non-controlling interest in consolidated subsidiary - related party	605	477

Total Equity	308,422,829	33,421,422

Total liabilities and equity	$ 308,608,438	$ 33,443,339

Net asset value per share
General shares	$ 15.13	$ 11.93
Shares	$ 15.12	$ 11.94

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value

United States Treasury Obligations

U.S. Treasury Bills, 0.05% due July 2, 2009	11.35%	$34,999,965	$35,000,000

U.S. Treasury Bills, 0.075% due July 9, 2009	5.51	16,999,677	17,000,000

U.S. Treasury Bills, 0.095% due July 16, 2009	4.86	14,999,325	15,000,000

U.S. Treasury Bills, 0.15% due July 23, 2009	5.84	17,998,686	18,000,000

U.S. Treasury Bills, 0.16% due July 30, 2009	2.43	7,499,055	7,500,000

U.S. Treasury Bills, 0.17% due August 6, 2009	6.81	20,996,955	21,000,000

U.S. Treasury Bills, 0.13% due August 13, 2009	8.91	27,494,665	27,500,000

U.S. Treasury Bills, 0.18% due August 20, 2009	1.94	5,998,692	6,000,000

U.S. Treasury Bills, 0.175% due August 27, 2009	2.92	8,997,975	9,000,000

U.S. Treasury Bills, 0.15% due September 3, 2009	22.53	69,482,069	69,500,000

U.S. Treasury Bills, 0.19% due September 10, 2009	6.81	20,993,175	21,000,000

U.S. Treasury Bills, 0.16% due September 17, 2009	9.08	27,988,968	28,000,000

U.S. Treasury Bills, 0.195% due September 24, 2009	2.43	7,496,902	7,500,000

Total United States Treasury Obligations (cost $281,947,865)	91.42%	$281,946,109

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value

Unrealized Appreciation on Futures Contracts

Aluminum (1,752 contracts, settlement date November 16, 2009)	0.31%	$948,969

Copper (933 contracts, settlement date March 15, 2010)	5.28	16,302,387

Zinc (3,096 contracts, settlement date May 17, 2010)	2.40	7,401,719

Net Unrealized Appreciation on Futures Contracts	7.99%	$24,653,075

Net unrealized appreciation is comprised of unrealized gains of $29,700,169 and unrealized losses of $5,047,094.

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

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2009 and 2008 and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income
Interest Income, net	$85,679	$470,592	$98,274	$950,364

Expenses
Management Fee	423,134	201,505	524,631	353,161
Brokerage Commissions and Fees	13,425	8,060	17,785	14,126

Total Expenses	436,559	209,565	542,416	367,287

Net investment income (loss)	(350,880)	261,027	(444,142)	583,077

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	-	(4,029)	(600)	9,849
Futures	(1,925,893)	(3,955,561)	(19,155,081)	(4,937,261)

Net realized loss	(1,925,893)	(3,959,590)	(19,155,681)	(4,927,412)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(5,573)	(85,087)	490	(17,725)
Futures	29,314,956	1,492,287	53,159,244	9,198,793

Net change in unrealized gain	29,309,383	1,407,200	53,159,734	9,181,068

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	27,383,490	(2,552,390)	34,004,053	4,253,656

Net Income (Loss)	$27,032,610	$(2,291,363)	$33,559,911	$4,836,733

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(87)	17	(128)	3

Net Income (Loss) Attributable to PowerShares DB Base Metals Fund and Subsidiary	$27,032,523	$(2,291,346)	$33,559,783	$4,836,736

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at April 1, 2009	40	$1,000	$(482)	$518	9,000,000	$171,908,718	$(55,306,509)	$116,602,209	$116,602,727	$518	$116,603,245

Sale of Shares					11,600,000	167,508,642		167,508,642	167,508,642		167,508,642

Redemption of Shares					(200,000)	(2,721,668)		(2,721,668)	(2,721,668)		(2,721,668)

Net Income:

Net investment loss			(1)	(1)			(350,878)	(350,878)	(350,879)	(1)	(350,880)

Net realized loss on United States Treasury Obligations and Futures			(9)	(9)			(1,925,875)	(1,925,875)	(1,925,884)	(9)	(1,925,893)

Net change in unrealized gain on United States Treasury Obligations and Futures			97	97			29,309,189	29,309,189	29,309,286	97	29,309,383

Net Income			87	87			27,032,436	27,032,436	27,032,523	87	27,032,610

Balance at June 30, 2009	40	$1,000	$(395)	$605	20,400,000	$336,695,692	$(28,274,073)	$308,421,619	$308,422,224	$605	$308,422,829

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity

Balance at April 1, 2008	40	$1,000	$14	$1,014	4,600,000	$128,311,184	$(11,685,564)	$116,625,620	$116,626,634	$1,014	$116,627,648

Sale of Shares					400,000	10,169,280		10,169,280	10,169,280		10,169,280

Redemption of Shares					(800,000)	(19,805,672)		(19,805,672)	(19,805,672)		(19,805,672)

Net Loss:

Net investment income			2	2			261,023	261,023	261,025	2	261,027

Net realized loss on United States Treasury Obligations and Futures			(93)	(93)			(3,959,404)	(3,959,404)	(3,959,497)	(93)	(3,959,590)

Net change in unrealized gain on United States Treasury Obligations and Futures			74	74			1,407,052	1,407,052	1,407,126	74	1,407,200

Net Loss			(17)	(17)			(2,291,329)	(2,291,329)	(2,291,346)	(17)	(2,291,363)

Balance at June 30, 2008	40	$1,000	$(3)	$997	4,200,000	$118,674,792	$(13,976,893)	$104,697,899	$104,698,896	$997	$104,699,893

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity

Balance at January 1, 2009	40	$ 1,000	$ (523)	$ 477	2,800,000	$ 95,254,196	$(61,833,728)	$ 33,420,468	$ 33,420,945	$ 477	$ 33,421,422

Sale of Shares					18,200,000	248,802,316		248,802,316	248,802,316		248,802,316

Redemption of Shares					(600,000)	(7,360,820)		(7,360,820)	(7,360,820)		(7,360,820)

Net Income:

Net investment loss			(2)	(2)			(444,138)	(444,138)	(444,140)	(2)	(444,142)

Net realized loss on United States Treasury Obligations and Futures			(166)	(166)			(19,155,349)	(19,155,349)	(19,155,515)	(166)	(19,155,681)

Net change in unrealized gain on United States Treasury Obligations and Futures			296	296			53,159,142	53,159,142	53,159,438	296	53,159,734

Net Income			128	128			33,559,655	33,559,655	33,559,783	128	33,559,911

Balance at June 30, 2009	40	$ 1,000	$ (395)	$ 605	20,400,000	$ 336,695,692	$(28,274,073)	$ 308,421,619	$308,422,224	$ 605	$308,422,829

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity

Balance at January 1, 2008	40	$1,000	$(120)	$880	2,200,000	$67,214,352	$(18,813,512)	$48,400,840	$48,401,720	$1,000	$48,402,720

Sale of Shares					3,000,000	76,251,456		76,251,456	76,251,456		76,251,456

Redemption of Shares					(1,000,000)	(24,791,016)		(24,791,016)	(24,791,016)		(24,791,016)

Net Income:

Net investment income			6	6			583,069	583,069	583,075	2	583,077
Net realized loss on United States Treasury Obligations and Futures			(102)	(102)			(4,927,216)	(4,927,216)	(4,927,318)	(94)	(4,927,412)

Net change in unrealized gain on United States Treasury Obligations and Futures			213	213			9,180,766	9,180,766	9,180,979	89	9,181,068

Net Income			117	117			4,836,619	4,836,619	4,836,736	(3)	4,836,733

Balance at June 30, 2008	40	$1,000	$(3)	$997	4,200,000	$118,674,792	$(13,976,893)	$104,697,899	$104,698,896	$997	$104,699,893

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30, 2009	June 30, 2008

Cash flow provided by operating activities:

Net Income	$33,559,911	$4,836,733

Adjustments to reconcile net income to net cash used for operating activities:

Cost of securities purchased	(384,848,887)	(219,977,624)

Proceeds from securities sold and matured	133,999,137	177,938,594

Net accretion of discount on United States Treasury Obligations	(99,206)	(901,053)

Net realized (gain) loss on United States Treasury Obligations	600	(9,849)
Net change in unrealized gain on United States Treasury Obligations and futures	(53,159,734)	(9,181,068)

Increase in restricted cash	-	(2,313,350)

Change in operating receivables and liabilities:

Management fee payable	162,998	32,373

Brokerage fee payable	694	7,246

Net cash used for operating activities	(270,384,487)	(49,567,998)

Cash flows from financing activities:

Proceeds from sale of Shares	248,802,316	76,251,456

Redemption of Shares	(7,360,820)	(24,791,016)

Net cash provided by financing activities	241,441,496	51,460,440

Net change in cash held by broker	(28,942,991)	1,892,442

Cash held by broker at beginning of period	30,952,245	11,051,488

Cash held by broker at end of period	$2,009,254	$12,943,930

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

The Fund does not employ leverage. As of June 30, 2009 and December 31, 2008, the Fund had $308,608,438 (or 100%) and $33,443,339 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $33,901,379 (or 10.99%) and $5,273,461 (or 15.77%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited

Consolidated Schedule of Investments as of June 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $423,134 and $201,505, respectively. Management Fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $524,631 and $353,161, respectively. As of June 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $184,330 and $21,332, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $13,425 and $8,060, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $17,785 and $14,126, respectively. As of June 30, 2009 and December 31, 2008, brokerage fees payable were $1,279 and $585, respectively.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2009 and December 31, 2008 was $33,901,379 and $5,273,461, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $2,009,254 and $30,952,245, respectively, none of which and $28,506,169 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively. There were no cash equivalents held by the Fund as of June 30, 2009 and December 31, 2008.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation and depreciation position of $24,653,075 and $28,506,169, respectively.

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

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$281,946,109	$30,997,263

Commodity Futures Contracts (Level 1)	$24,653,075	$(28,506,169)

There were no Level 2 or Level 3 holdings as of June 30, 2009 and December 31, 2008.

(6)	Financial Instrument Risk

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

[Remainder of page left intentionally blank.]

(c)	Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2009 and 2008

and Six Months Ended June 30, 2009 and 2008

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Shares Sold	11,600,000	400,000	$167,508,642	$10,169,280	18,200,000	3,000,000	$248,802,316	$76,251,456
Shares Redeemed	(200,000)	(800,000)	(2,721,668)	(19,805,672)	(600,000)	(1,000,000)	(7,360,820)	(24,791,016)

Net Increase/(Decrease)	11,400,000	(400,000)	$164,786,974	$(9,636,392)	17,600,000	2,000,000	$241,441,496	$51,460,440

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$12.96	$25.35	$11.94	$22.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	2.18	(0.48)	3.22	2.78
Net investment income (loss)	(0.02)	0.06	(0.04)	0.15

Net income (loss)	2.16	(0.42)	3.18	2.93
Net asset value per Share, end of period	$15.12	$24.93	$15.12	$24.93

Market value per Share, beginning of period	$13.19	$25.21	$11.91	$21.90

Market value per Share, end of period	$15.07	$25.01	$15.07	$25.01

Ratio to average Shares*
Net investment income (loss)	(0.61)%	0.97%	(0.63)%	1.23%

Total expenses	0.76%	0.78%	0.76%	0.78%

Total Return, at net asset value **	16.67%	(1.66)%	26.63%	13.32%

Total Return, at market value **	14.25%	(0.79)%	26.53%	14.20%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

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

This information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate”, as well as similar words and phrases, signify forward-looking statements. PowerShares DB Base Metals Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (“DBLCI-OY Industrial Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the base metals sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total Return™ (the “DBLCI-OY Industrial Metals TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

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

	Total returns for indexes in the DBLCI-OY Industrial Metals TR™
Underlying Index	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
DB Aluminum Indices	13.45%	3.84%	0.60%	26.02%
DB Zinc Indices	14.57%	-14.97%	22.72%	-16.72%
DB Copper Indices	21.29%	3.25%	57.96%	29.24%
TOTAL RETURN	16.72%	-1.45%	26.81%	13.57%

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

Operating Activities

Net cash flow used for operating activities was $270.4 million and $49.6 million for the Six Months Ended June 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2009, $384.8 million was paid to purchase United States Treasury Obligations and $134.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2008, $220.0 million was paid to purchase United States Treasury Obligations and $178.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $53.2 million and by $9.2 million during the Six Months Ended June 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $241.4 million and $51.5 million during the Six Months Ended June 30, 2009 and 2008, respectively. This included $248.8 million and $76.3 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (“DBLCI-OY Industrial Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBB”), (ii) the Fund’s NAV (as reflected by the graph “DBBNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBBMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Three Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 14.25% from $13.19 per Share to $15.07 per Share. The Share price low and high for the Three Months Ended June 30, 2009 and related change from the Share price on March 31, 2009 was as follows: Shares traded from a low of $13.00 per Share (-1.44%) on April 1, 2009 to a high of $16.38 per Share (+24.18%) on June 11, 2009.

For the Three Months Ended June 30, 2008, the NYSE Alternext market value of each Share decreased 0.79% from $25.21 per Share to $25.01 per Share. The Share price high and low for the Three Months Ended June 30, 2008 and related change from the Share price on March 31, 2008 was as follows: Shares traded from a low of $23.50 per Share (-6.78%) on June 5, 2008 to a high of $26.35 per Share (+4.52%) on April 9, 2008.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2009, the net asset value of each Share increased 16.67% from $12.96 per Share to $15.12 per Share. An increase in the futures contract prices of aluminum, zinc and copper during the Three Months Ended June 30, 2009 resulted in an overall 16.72% increase in the level of the DBLCI-OY Industrial Metals TR™.

Net income for the Three Months Ended June 30, 2009 was $27.0 million, resulting from $0.1 million of interest income, net realized and unrealized gains of $27.3 million and operating expenses of $0.4 million.

For the Three Months Ended June 30, 2008, the net asset value of each Share decreased 1.66% from $25.35 per Share to $24.93 per Share. A decline in the price of zinc futures contracts the during the Three Months Ended June 30, 2008 was partially offset by an increase in the futures contract prices of aluminum and copper and resulted in an overall 1.45% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Three Months Ended June 30, 2008 was $2.3 million, resulting from $0.5 million of interest income, net realized losses of $4.0 million, net unrealized gains of $1.4 million and operating expenses of $0.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Six Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 26.53% from $11.91 per Share to $15.07 per Share. The Share price low and high for the Six Months Ended June 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $10.95 per Share (-8.06%) on February 23, 2009 to a high of $16.38 per Share (+37.53%) on June 11, 2009.

For the Six Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 14.20% from $21.90 per Share to $25.01 per Share. The Share price low and high for the Six Months Ended June 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $21.70 per Share (-0.91%) on January 23, 2008 to a high of $27.90 per Share (+27.40%) on March 5, 2008.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2009, the net asset value of each Share increased 26.63% from $11.94 per Share to $15.12 per Share. An increase in the futures contract prices of aluminum, zinc and copper during the Six Months Ended June 30, 2009, resulted in an overall 26.81% increase in the level of the DBLCI-OY Industrial Metals TR™.

Net income for the Six Months Ended June 30, 2009 was $33.6 million, resulting from $0.1 million of interest income, net realized losses of $19.2 million, net unrealized gains of $53.2 million and operating expenses of $0.5 million.

For the Six Months Ended June 30, 2008, the net asset value of each Share increased 13.32% from $22.00 per Share to $24.93 per Share. An increase in the futures contract prices of aluminum and copper during the Six Months Ended June 30, 2008 was partially offset by a decline in the price of zinc futures contracts and resulted in an overall 13.57% increase in the level of the DBLCI-OY Industrial Metals TR™.

Net income for the Six Months Ended June 30, 2008 was $4.8 million, resulting from $1.0 million of interest income, net realized losses of $4.9 million, net unrealized gains of $9.1 million and operating expenses of $0.4 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Aluminum	November 2009	4,926,011	1.60%	9
Zinc	May 2010	8,461,369	2.74%	7
Copper—Grade A	March 2010	8,213,064	2.66%	7
Aggregate/Total		19,732,462	6.40%	3

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Aluminum	November 2009	490,396	1.47%	9
Zinc	May 2009	874,032	2.62%	5
Copper—Grade A	March 2009	746,435	2.23%	12
Aggregate/Total		1,872,741	5.60%	4

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

(b)          The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-09) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-10) and on January 15, 2008 (File No. 333-148613-14) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-10) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-150501-10) was declared effective on April 30, 2009, which also contained this information. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-10) also acts as Post-Effective Amendment No. 2 to File No. 333-148613-14, Post-Effective Amendment No. 3 to File No. 333-142163-10 and acts as Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-09, which also contained this information. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended June 30, 2009, 11.6 million Shares were created for $167.5 million and 0.2 million Shares were redeemed for $2.7 million. On June 30, 2009, 20.4 million Shares of the Fund were outstanding for a market capitalization of $307.4 million.

(c)          The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2009	200,000	$13.61
Three Months Ended June 30, 2008	800,000	$24.76

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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