Form 10-Q
period 2009-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Precious Metals Master Fund; PowerShares DB Precious Metals Fund
filed 2009-08-07
CIK 1367305, 1367306, 1383059, 1383057

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

Indicate the number of outstanding Shares as of June 30, 2009: 4,800,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2009

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2009 (unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $144,469,971 and $56,491,407, respectively)	$ 144,469,910	$ 56,498,187
Cash held by broker	3,786,980	10,694,097
Net unrealized appreciation on futures contracts	4,367,370	10,151,780

Deposits with broker	152,624,260	77,344,064

Total assets	$ 152,624,260	$ 77,344,064

Liabilities
Management fee payable	$ 94,643	$ 46,086
Brokerage fee payable	1,147	759

Total liabilities	$ 95,790	$ 46,845

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated earnings	271	189

Total General shares	1,271	1,189

Shares:
Paid in capital - 4,800,000 and 2,600,000 redeemable Shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	156,801,192	83,464,734
Accumulated deficit	(4,275,264)	(6,169,893)

Total Shares	152,525,928	77,294,841

Total shareholders’ equity	152,527,199	77,296,030

Non-controlling interest in consolidated subsidiary - related party	1,271	1,189

Total Equity	152,528,470	77,297,219

Total liabilities and equity	$ 152,624,260	$ 77,344,064

Net asset value per share
General shares	$ 31.78	$ 29.73
Shares	$ 31.78	$ 29.73

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value

United States Treasury Obligations

U.S. Treasury Bills, 0.075% due July 9, 2009	6.56%	$9,999,810	$10,000,000

U.S. Treasury Bills, 0.095% due July 16, 2009	1.97	2,999,865	3,000,000

U.S. Treasury Bills, 0.15% due July 23, 2009	9.50	14,498,941	14,500,000

U.S. Treasury Bills, 0.16 % due July 30, 2009	13.77	20,997,354	21,000,000

U.S. Treasury Bills, 0.13% due August 13, 2009	8.52	12,997,478	13,000,000

U.S. Treasury Bills, 0.18% due August 20, 2009	26.87	40,991,062	41,000,000

U.S. Treasury Bills, 0.175% due August 27, 2009	9.18	13,996,850	14,000,000

U.S. Treasury Bills, 0.16% due September 17, 2009	3.93	5,997,636	6,000,000

U.S. Treasury Bills, 0.195% due September 24, 2009	14.42	21,990,914	22,000,000

Total United States Treasury Obligations (cost $144,469,971)	94.72%	$144,469,910

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4 (e).

Description	Percentage of Net Assets		Fair Value

Unrealized Appreciation/(Depreciation) on Futures Contracts

Gold (53 contracts, settlement date February 24, 2010)	(0.03	) %	$(39,260)

Gold (1,224 contracts, settlement date April 28, 2010)	0.48		725,130

Silver (469 contracts, settlement date December 29, 2009)	2.41		3,681,500

Net Unrealized Appreciation on Futures Contracts	2.86%		$4,367,370

Net unrealized appreciation is comprised of unrealized gains of $6,152,635 and unrealized losses of $1,785,265.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	11.64%	$8,999,955	$9,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	26.52	20,499,918	20,500,000
U.S. Treasury Bills, 0.03% due January 29, 2009	19.41	14,999,670	15,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	15.52	11,998,644	12,000,000

Total United States Treasury Obligations (cost $56,491,407)	73.09%	$56,498,187

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4 (e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (698 contracts, settlement date June 26, 2009)	10.39%	$8,032,060
Silver (254 contracts, settlement date December 29, 2009)	2.74	2,119,720

Net Unrealized Appreciation on Futures Contracts	13.13%	$10,151,780

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2009 and 2008 and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income
Interest Income, net	$51,758	$424,038	$85,342	$1,011,383

Expenses
Management Fee	245,531	201,605	432,583	375,648
Brokerage Commissions and Fees	11,596	10,752	20,572	20,034

Total Expenses	257,127	212,357	453,155	395,682

Net investment income (loss)	(205,369)	211,681	(367,813)	615,701

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	-	9,541	387	14,582
Futures	6,261,020	7,871,180	8,053,470	7,870,930

Net realized gain	6,261,020	7,880,721	8,053,857	7,885,512

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(5,888)	(58,321)	(6,841)	(573)
Futures	(6,621,845)	(8,329,145)	(5,784,410)	(5,350,015)

Net change in unrealized gain (loss)	(6,627,733)	(8,387,466)	(5,791,251)	(5,350,588)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(366,713)	(506,745)	2,262,606	2,534,924

Net Income (Loss)	$(572,082)	$(295,064)	$1,894,793	$3,150,625

Less: net (income) attributed to the non-controlling interest in consolidated subsidiary - related party	(9)	(10)	(82)	(367)

Net Income (Loss) Attributable to PowerShares DB Precious Metals Fund and Subsidiary	$(572,091)	$(295,074)	$1,894,711	$3,150,258

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity

Balance at April 1, 2009	40	$1,000	$262	$1,262	3,800,000	$123,582,786	$(3,703,164)	$119,879,622	$119,880,884	$1,262	$119,882,146

Sale of Shares					1,000,000	33,218,406		33,218,406	33,218,406		33,218,406

Net Income (Loss):

Net investment loss			(2)	(2)			(205,365)	(205,365)	(205,367)	(2)	(205,369)

Net realized gain on United States Treasury Obligations and Futures			76	76			6,260,868	6,260,868	6,260,944	76	6,261,020

Net change in unrealized loss on United States Treasury Obligations and Futures			(65)	(65)			(6,627,603)	(6,627,603)	(6,627,668)	(65)	(6,627,733)

Net Income (Loss)			9	9			(572,100)	(572,100)	(572,091)	9	(572,082)

Balance at June 30, 2009	40	$1,000	$271	$1,271	4,800,000	$156,801,192	$(4,275,264)	$152,525,928	$152,527,199	$1,271	$152,528,470

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity

Balance at April 1, 2008	40	$1,000	$357	$1,357	3,800,000	$119,216,274	$9,702,857	$128,919,131	$128,920,488	$1,357	$128,921,845

Sale of Shares					200,000	6,900,122		6,900,122	6,900,122		6,900,122

Redemption of Shares					(1,000,000)	(33,037,696)		(33,037,696)	(33,037,696)		(33,037,696)

Net Income (Loss):

Net investment income			3	3			211,675	211,675	211,678	3	211,681

Net realized gain on United States Treasury Obligations and Futures			96	96			7,880,529	7,880,529	7,880,625	96	7,880,721

Net change in unrealized (loss) on United States Treasury Obligations and Futures			(89)	(89)			(8,387,288)	(8,387,288)	(8,387,377)	(89)	(8,387,466)

Net Income (Loss)			10	10			(295,084)	(295,084)	(295,074)	10	(295,064)

Balance at June 30, 2008	40	$1,000	$367	$1,367	3,000,000	$93,078,700	$9,407,773	$102,486,473	$102,487,840	$1,367	$102,489,207

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity

Balance at January 1, 2009	40	$ 1,000	$ 189	$1,189	2,600,000	$ 83,464,734	$ (6,169,893)	$ 77,294,841	$ 77,296,030	$ 1,189	$ 77,297,219

Sale of Shares					2,600,000	85,506,302		85,506,302	85,506,302		85,506,302

Redemption of Shares					(400,000)	(12,169,844)		(12,169,844)	(12,169,844)		(12,169,844)

Net Income:

Net investment loss			(4)	(4)			(367,805)	(367,805)	(367,809)	(4)	(367,813)

Net realized gain on United States Treasury Obligations and Futures			87	87			8,053,683	8,053,683	8,053,770	87	8,053,857

Net change in unrealized loss on United States Treasury Obligations and Futures			(1)	(1)			(5,791,249)	(5,791,249)	(5,791,250)	(1)	(5,791,251)

Net Income			82	82			1,894,629	1,894,629	1,894,711	82	1,894,793

Balance at June 30, 2009	40	$ 1,000	$ 271	$1,271	4,800,000	$ 156,801,192	$ (4,275,264)	$ 152,525,928	$ 152,527,199	$ 1,271	$ 152,528,470

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity

Balance at January 1, 2008	40	$1,000	$237	$1,237	1,800,000	$49,408,068	$6,257,645	$55,665,713	$55,666,950	$1,000	$55,667,950

Sale of Shares					2,200,000	76,708,328		76,708,328	76,708,328		76,708,328

Redemption of Shares					(1,000,000)	(33,037,696)		(33,037,696)	(33,037,696)		(33,037,696)

Net Income:

Net investment income			9	9			615,689	615,689	615,698	3	615,701

Net realized gain on United States Treasury Obligations and Futures			96	96			7,885,302	7,885,302	7,885,398	114	7,885,512

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			25	25			(5,350,863)	(5,350,863)	(5,350,838)	250	(5,350,588)

Net Income			130	130			3,150,128	3,150,128	3,150,258	367	3,150,625

Balance at June 30, 2008	40	$1,000	$367	$1,367	3,000,000	$93,078,700	$9,407,773	$102,486,473	$102,487,840	$1,367	$102,489,207

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30, 2009	June 30, 2008

Cash flow provided by operating activities:

Net Income	$1,894,793	$3,150,625

Adjustments to reconcile net income to net cash used for operating activities:

Cost of securities purchased	(260,892,789)	(220,977,189)

Proceeds from securities sold and matured	172,999,954	190,944,229

Net accretion of discount on United States Treasury Obligations	(85,342)	(941,218)

Net realized gain on United States Treasury Obligations	(387)	(14,582)

Net change in unrealized loss on United States Treasury Obligations and futures	5,791,251	5,350,588

Change in operating receivables and liabilities:

Management fee payable	48,557	30,620

Other assets	-	2,354

Brokerage fee payable	388	10,298

Net cash used for operating activities	(80,243,575)	(22,444,275)

Cash flows from financing activities:

Proceeds from sale of Shares	85,506,302	76,708,328

Redemption of Shares	(12,169,844)	(33,037,696)

Net cash provided by financing activities	73,336,458	43,670,632

Net change in cash held by broker	(6,907,117)	21,226,357

Cash held by broker at beginning of period	10,694,097	1,330,109

Cash held by broker at end of period	$3,786,980	$22,556,466

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009

(1)	Organization

PowerShares DB Precious Metals Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Precious Metals Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

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

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (“DBLCI-OY Precious Metals ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the precious metals sector. The commodities comprising the Index are gold and silver (the “Index Commodities”). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of June 30, 2009 and December 31, 2008, the Fund had $152,624,260 (or 100%) and $77,344,064 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation and/or depreciation on futures contracts on deposit with its Commodity Broker. Of this, $10,692,976 (or 7.00%) and $6,248,335 (or 8.08%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $245,531 and $201,605, respectively. Management Fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $432,583 and $375,648, respectively. As of June 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $94,643 and $46,086, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $11,596 and $10,752, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $20,572 and $20,034, respectively. As of June 30, 2009 and December 31, 2008, brokerage fees payable were $1,147 and $759, respectively.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2009 and December 31, 2008 was $10,692,976 and $6,248,335, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $3,786,980 and $10,694,097, respectively. There were no cash equivalents held by the Fund as of June 30, 2009 and December 31, 2008.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $4,367,370 and $10,151,780, respectively.

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

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$144,469,910	$56,498,187

Commodity Futures Contracts (Level 1)	$4,367,370	$10,151,780

There were no Level 2 or Level 3 holdings as of June 30, 2009 and December 31, 2008.

(6)	Financial Instrument Risk

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Shares Sold	1,000,000	200,000	$33,218,406	$6,900,122	2,600,000	2,200,000	$85,506,302	$76,708,328
Shares Redeemed		(1,000,000)		(33,037,696)	(400,000)	(1,000,000)	(12,169,844)	(33,037,696)

Net Increase/ (Decrease)	1,000,000	(800,000)	$33,218,406	$(26,137,574)	2,200,000	1,200,000	$73,336,458	$43,670,632

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$31.55	$33.93	$29.73	$30.93
Net realized and change in unrealized gain on United States Treasury Obligations and Futures	0.28	0.16	2.15	3.02
Net investment income (loss)	(0.05)	0.07	(0.10)	0.21

Net income	0.23	0.23	2.05	3.23
Net asset value per Share, end of period	$31.78	$34.16	$31.78	$34.16

Market value per Share, beginning of period	$31.43	$33.99	$29.76	$30.97

Market value per Share, end of period	$31.78	$34.24	$31.78	$34.24

Ratio to average Shares*
Net investment income (loss)	(0.63)%	0.79%	(0.63)%	1.23%

Total expenses	0.78%	0.79%	0.78%	0.79%

Total Return, at net asset value **	0.73%	0.68%	6.90%	10.44%

Total Return, at market value **	1.11%	0.74%	6.79%	10.56%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

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

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (“DBLCI-OY Precious Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on Base Date:	100.00

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

The Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the precious metals sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Precious Metals Total Return™ (the “DBLCI-OY Precious Metals TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

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

Underlying Index	Total returns for indexes in the DBLCI-OY Precious Metals TR ™
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
DB Gold Indices	-0.01%	0.71%	4.42%	9.47%
DB Silver Indices	4.65%	1.15%	20.50%	15.73%
TOTAL RETURN	0.94%	0.80%	7.45%	10.68%

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

Operating Activities

Net cash flow used for operating activities was $80.2 million and $22.4 million for the Six Months Ended June 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2009, $260.9 million was paid to purchase United States Treasury Obligations and $173.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2008, $221.0 million was paid to purchase United States Treasury Obligations and $190.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $5.8 million and by $5.4 million during the Six Months Ended June 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $73.3 million and $43.7 million during the Six Months Ended June 30, 2009 and 2008, respectively. This included $85.5 million and $76.7 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (“DBLCI-OY Precious Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBP”), (ii) the Fund’s NAV (as reflected by the graph “DBPNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBPMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Three Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 1.11% from $31.43 per Share to $31.78 per Share. The Share price low and high for the Three Months Ended June 30, 2009 and related change from the Share price on March 31, 2009 was as follows: Shares traded from a low of $29.49 per Share (-6.17%) on April 17, 2009 to a high of $34.55 per Share (+9.93%) on June 2, 2009.

For the Three Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 0.74% from $33.99 per Share to $34.24 per Share. The Share price low and high for the Three Months Ended June 30, 2008 and related change from the Share price on March 31, 2008 was as follows: Shares traded from a low of $31.49 per Share (-7.36%) on May 1, 2008 to a high of $35.16 per Share (+3.44%) on April 16, 2008.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2009, the net asset value of each Share increased 0.73% from $31.55 per Share to $31.78 per Share. Rising prices of silver futures contracts during the Three Months Ended June 30, 2009 was partially offset by a decline in gold futures contract prices contributing to an overall 0.94% increase in the level of the DBLCI-OY Precious Metals TR™.

Net loss for the Three Months Ended June 30, 2009 was $0.6 million, resulting from $0.05 million of interest income, net realized gains of $6.3 million, net unrealized losses of $6.6 million and operating expenses of $0.3 million.

For the Three Months Ended June 30, 2008, the net asset value of each Share increased 0.68% from $33.93 per Share to $34.16 per Share. Rising prices of gold and silver futures contracts during the Three Months Ended June 30, 2008 contributed to an overall 0.80% increase in the level of the DBLCI-OY Precious Metals TR™.

Net loss for the Three Months Ended June 30, 2008 was $0.3 million, resulting from $0.4 million of interest income, net realized gains of $7.9 million, net unrealized losses of $8.4 million and operating expenses of $0.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Six Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 6.79% from $29.76 per Share to $31.78 per Share. The Share price low and high for the Six Months Ended June 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $27.49 per Share (-7.63%) on January 14, 2009 to a high of $34.55 per Share (+16.10%) on June 2, 2009.

For the Six Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 10.56% from $30.97 per Share to $34.24 per Share. The Share price low and high for the Six Months Ended June 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $31.49 per Share (+1.68%) on May 1, 2008 to a high of $38.16 per Share (+23.22%) on March 14, 2008.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2009, the net asset value of each Share increased 6.90% from $29.73 per Share to $31.78 per Share. Rising prices of gold and silver futures contracts during the Six Months Ended June 30, 2009 contributed to an overall 7.45% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Six Months Ended June 30, 2009 was $1.9 million, resulting from $0.1 million of interest income, net realized gains of $8.1 million, net unrealized losses of $5.8 million and operating expenses of $0.5 million.

For the Six Months Ended June 30, 2008, the net asset value of each Share increased 10.44% from $30.93 per Share to $34.16 per Share. Strong appreciation in the price of gold and silver futures contracts during the Six Months Ended June 30, 2008 contributed to an overall 10.68% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Six Months Ended June 30, 2008 was $3.1 million, resulting from $1.0 million of interest income, net realized and unrealized gains of $2.5 million and operating expenses of $0.4 million.

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

[Remainder of page left blank intentionally.]

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	February- April 2010	5,668,878	3.72%	7
Silver	December 2009	2,372,202	1.56%	13
Aggregate/Total		8,108,298	5.32%	8

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	June 2009	2,831,747	3.66%	9
Silver	December 2009	1,151,056	1.49%	13
Aggregate/Total		3,829,233	4.95%	8

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

The following were the primary trading risk exposures of the Fund as of June 30, 2009 by Index Commodities:

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

(b)        The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-12) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-13) and on January 15, 2008 (File No. 333-148613-03) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-13) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-150501-13) was declared effective on April 30, 2009, which also contained this information. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-13) also acts as Post-Effective Amendment No. 2 to File No. 333-148613-03, Post-Effective Amendment No. 3 to File No. 333-142163-13 and acts as Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-12, which also contained this information. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended June 30, 2009, 1.0 million Shares were created for $33.2 million and no Shares were redeemed. On June 30, 2009, 4.8 million Shares of the Fund were outstanding for a market capitalization of $152.5 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2009	-	$-
Three Months Ended June 30, 2008	1,000,000	$33.04

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

DB Multi-Sector Commodity Master Trust with respect to DB Precious Metals Master Fund

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