Form 10-Q
period 2009-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND; POWERSHARES DB AGRICULTURE FUND
filed 2009-11-03
CIK 1367305, 1367306, 1383081, 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(212) 250-5883

Registrant’s telephone number, including area code:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of September 30, 2009: 88,800,000 Shares.

POWERSHARES DB AGRICULTURE FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $2,104,565,380 and $404,869,788, respectively)	$2,104,757,846	$404,892,805
Cash held by broker	274,396,204	732,849,487
Net unrealized depreciation on futures contracts	(101,898,255)	(73,202,267)

Deposits with broker	2,277,255,795	1,064,540,025

Total assets	$2,277,255,795	$1,064,540,025

Liabilities
Payable to broker	$158,587	$—
Management fee payable	1,384,863	627,835
Brokerage fee payable	17,794	15,537

Total liabilities	$1,561,244	$643,372

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated earnings	25	38

Total General shares	1,025	1,038

Shares:
Paid in capital—88,800,000 and 41,000,000 redeemable Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	2,628,818,388	1,391,803,646
Accumulated deficit	(353,125,887)	(327,909,069)

Total Shares	2,275,692,501	1,063,894,577

Total shareholders’ equity	2,275,693,526	1,063,895,615

Non-controlling interest in consolidated subsidiary—related party	1,025	1,038

Total equity	2,275,694,551	1,063,896,653

Total liabilities and equity	$2,277,255,795	$1,064,540,025

Net asset value per share
General shares	$25.63	$25.95
Shares	$25.63	$25.95

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 8, 2009	23.51%	$534,998,395	$535,000,000
U.S. Treasury Bills, 0.03% due October 15, 2009	5.84	132,998,537	133,000,000
U.S. Treasury Bills, 0.04% due October 22, 2009	4.21	95,897,890	95,900,000
U.S. Treasury Bills, 0.145% due October 29, 2009	8.70	197,990,694	198,000,000
U.S. Treasury Bills, 0.18% due November 5, 2009	4.66	105,995,866	106,000,000
U.S. Treasury Bills, 0.185% due November 12, 2009	11.42	259,984,920	260,000,000
U.S. Treasury Bills, 0.18% due November 19, 2009	6.46	146,987,064	147,000,000
U.S. Treasury Bills, 0.16% due November 27, 2009	3.30	74,993,475	75,000,000
U.S. Treasury Bills, 0.15% due December 3, 2009	1.93	43,995,600	44,000,000
U.S. Treasury Bills, 0.14% due December 10, 2009	7.47	169,978,580	170,000,000
U.S. Treasury Bills, 0.135% due December 17, 2009	12.79	290,949,075	291,000,000
U.S. Treasury Bills, 0.10% due December 24, 2009	2.20	49,987,750	50,000,000

Total United States Treasury Obligations (cost $2,104,565,380)	92.49%	2,104,757,846

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Corn (13,499 contracts, settlement date December 14, 2009)	(3.13)%	$(71,181,463)
Corn (8,499 contracts, settlement date March 12, 2010)	(1.54)	(35,154,500)
Red Wheat (3,866 contracts, settlement date July 21, 2010)	(1.99)	(45,245,462)
Soybean (6,499 contracts, settlement date November 13, 2009)	(0.67)	(15,250,550)
Soybean (3,499 contracts, settlement date January 14, 2010)	0.09	2,027,750
Soybean Meal (1,280 contracts, settlement date December 14, 2009)	(0.19)	(4,369,620)
Soybean Oil (2,923 contracts, settlement date December 14, 2009)	(0.27)	(6,078,756)
Sugar (35,271 contracts, settlement date June 30, 2010)	9.36	213,133,771
Wheat (1,499 contracts, settlement date December 14, 2009)	(0.56)	(12,771,087)
Wheat (4,999 contracts, settlement date July 14, 2010)	(2.42)	(55,066,013)
Wheat KCB (1,499 contracts, settlement date December 14, 2009)	(0.54)	(12,259,062)
Wheat KCB (4,999 contracts, settlement date July 14, 2010)	(2.62)	(59,683,263)

Net Unrealized Depreciation on Futures Contracts	(4.48)%	$(101,898,255)

Net unrealized depreciation is comprised of unrealized losses of $320,960,906 and unrealized gains of $219,062,651.

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

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Interest Income, net	$926,283	$9,161,394	$2,027,099	$34,384,142

Expenses
Management Fee	4,322,579	3,974,254	10,358,597	13,067,699
Brokerage Commissions and Fees	102,152	272,841	929,835	1,352,776

Total Expenses	4,424,731	4,247,095	11,288,432	14,420,475

Net investment income (loss)	(3,498,448)	4,914,299	(9,261,333)	19,963,667

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	3,326	134,033	(1,607)	1,344,784
Futures	(7,337,348)	(21,642,664)	12,572,635	(89,205,905)

Net realized gain (loss)	(7,334,022)	(21,508,631)	12,571,028	(87,861,121)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	198,301	1,129,999	169,449	1,220,111
Futures	29,784,434	(607,216,740)	(28,695,988)	(200,394,936)

Net change in unrealized gain (loss)	29,982,735	(606,086,741)	(28,526,539)	(199,174,825)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	22,648,713	(627,595,372)	(15,955,511)	(287,035,946)

Net Income (Loss)	$19,150,265	$(622,681,073)	$(25,216,844)	$(267,072,279)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary—related party	(10)	426	13	(208)

Net Income (Loss) Attributable to PowerShares DB Agriculture Fund and Subsidiary	$19,150,255	$(622,680,647)	$(25,216,831)	$(267,072,487)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2009	40	$1,000	$15	$1,015	92,000,000	$2,706,692,018	$(372,276,132)	$2,334,415,886	$2,334,416,901	$1,015	$2,334,417,916

Sale of Shares					4,200,000	106,144,306		106,144,306	106,144,306		106,144,306

Redemption of Shares					(7,400,000)	(184,017,936)		(184,017,936)	(184,017,936)		(184,017,936)

Net Income

Net investment loss			(2)	(2)			(3,498,444)	(3,498,444)	(3,498,446)	(2)	(3,498,448)

Net realized loss on United States Treasury Obligations and Futures			(3)	(3)			(7,334,016)	(7,334,016)	(7,334,019)	(3)	(7,334,022)

Net change in unrealized gain on United States Treasury Obligations and Futures			15	15			29,982,705	29,982,705	29,982,720	15	29,982,735

Net Income			10	10			19,150,245	19,150,245	19,150,255	10	19,150,265

Balance at September 30, 2009	40	$1,000	$25	$1,025	88,800,000	$2,628,818,388	$(353,125,887)	$2,275,692,501	$2,275,693,526	$1,025	$2,275,694,551

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2008	40	$1,000	$634	$1,634	66,200,000	$2,185,697,540	$517,788,011	$2,703,485,551	$2,703,487,185	$1,634	$2,703,488,819

Sale of Shares					1,600,000	56,433,890		56,433,890	56,433,890		56,433,890

Redemption of Shares					(17,600,000)	(621,471,160)		(621,471,160)	(621,471,160)		(621,471,160)

Net Loss

Net investment income			3	3			4,914,293	4,914,293	4,914,296	3	4,914,299

Net realized loss on United States Treasury Obligations and Futures			(18)	(18)			(21,508,595)	(21,508,595)	(21,508,613)	(18)	(21,508,631)

Net change in unrealized loss on United States Treasury Obligations and Futures			(411)	(411)			(606,085,919)	(606,085,919)	(606,086,330)	(411)	(606,086,741)

Net Loss			(426)	(426)			(622,680,221)	(622,680,221)	(622,680,647)	(426)	(622,681,073)

Balance at September 30, 2008	40	$1,000	$208	$1,208	50,200,000	$1,620,660,270	$(104,892,210)	$1,515,768,060	$1,515,769,268	$1,208	$1,515,770,476

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	40	$1,000	$38	$1,038	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,895,615	$1,038	$1,063,896,653

Sale of Shares					58,400,000	1,499,845,602		1,499,845,602	1,499,845,602		1,499,845,602

Redemption of Shares					(10,600,000)	(262,830,860)		(262,830,860)	(262,830,860)		(262,830,860)

Net Loss

Net investment loss			(6)	(6)			(9,261,321)	(9,261,321)	(9,261,327)	(6)	(9,261,333)

Net realized gain on United States Treasury Obligations and Futures			4	4			12,571,020	12,571,020	12,571,024	4	12,571,028

Net change in unrealized loss on United States Treasury Obligations and Futures			(11)	(11)			(28,526,517)	(28,526,517)	(28,526,528)	(11)	(28,526,539)

Net Loss			(13)	(13)			(25,216,818)	(25,216,818)	(25,216,831)	(13)	(25,216,844)

Balance at September 30, 2009	40	$1,000	$25	$1,025	88,800,000	$2,628,818,388	$(353,125,887)	$2,275,692,501	$2,275,693,526	$1,025	$2,275,694,551

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders' Equity

For the Nine Months Ended September 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$313	$1,313	34,000,000	$953,481,076	$162,180,172	$1,115,661,248	$1,115,662,561	$1,000	$1,115,663,561

Sale of Shares					61,200,000	2,339,278,982		2,339,278,982	2,339,278,982		2,339,278,982

Redemption of Shares					(45,000,000)	(1,672,099,788)		(1,672,099,788)	(1,672,099,788)		(1,672,099,788)

Net Income (Loss)

Net investment income			13	13			19,963,626	19,963,626	19,963,639	28	19,963,667

Net realized loss on United States Treasury Obligations and Futures			(56)	(56)			(87,860,996)	(87,860,996)	(87,861,052)	(69)	(87,861,121)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(62)	(62)			(199,175,012)	(199,175,012)	(199,175,074)	249	(199,174,825)

Net Income (Loss)			(105)	(105)			(267,072,382)	(267,072,382)	(267,072,487)	208	(267,072,279)

Balance at September 30, 2008	40	$1,000	$208	$1,208	50,200,000	$1,620,660,270	$(104,892,210)	$1,515,768,060	$1,515,769,268	$1,208	$1,515,770,476

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flow provided by operating activities:
Net Loss	$(25,216,844)	$(267,072,279)
Adjustments to reconcile net loss to net cash used for operating activities:
Cost of securities purchased	(6,112,323,977)	(7,470,798,054)
Proceeds from securities sold and matured	4,414,664,488	6,968,582,988
Net accretion of discount on United States Treasury Obligations	(2,037,710)	(33,187,943)
Net realized (gain) loss on United States Treasury Obligations	1,607	(1,344,784)
Net change in unrealized loss on United States Treasury Obligations and futures	28,526,539	199,174,825
Change in operating receivables and liabilities:
Receivable for Shares issued	—	6,562,700
Payable for securities purchased	—	(5,956,083)
Payable to broker	158,587	(58,523,025)
Management fee payable	757,028	1,811,105
Brokerage fee payable	2,257	139,568

Net cash used for operating activities	(1,695,468,025)	(660,610,982)

Cash flows from financing activities:
Proceeds from sale of Shares	1,499,845,602	2,339,278,982
Redemption of Shares	(262,830,860)	(1,672,099,788)

Net cash provided by financing activities	1,237,014,742	667,179,194

Net change in cash held by broker	(458,453,283)	6,568,212
Cash held by broker at beginning of period	732,849,487	—

Cash held by broker at end of period	$274,396,204	$6,568,212

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2009

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

This report covers the three months ended September 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended September 30, 2009” and the “Three Months Ended September 30, 2008”, respectively) and the nine months ended September 30, 2009 and 2008 (hereinafter referred to as the “Nine Months Ended September 30, 2009” and the “Nine Months Ended September 30, 2008”, respectively).

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

The Fund does not employ leverage. As of September 30, 2009 and December 31, 2008, the Fund had $2,277,255,795 (or 100%) and $1,064,540,025 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $211,151,125 (or 9.27%) and $98,093,920 (or 9.21%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $4,322,579 and $3,974,254, respectively. Management Fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $10,358,597 and $13,067,699, respectively. As of September 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $1,384,863 and $627,835, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $102,152 and $272,841, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $929,835 and $1,352,776, respectively. As of September 30, 2009 and December 31, 2008, brokerage fees payable were $17,794 and $15,537, respectively.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

Financial Accounting Standards Board, (FASB), fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2009 and December 31, 2008 was $211,151,125 and $98,093,920, respectively, which is restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $274,396,204 and $732,849,487, respectively, of which $101,898,255 and $73,202,267 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized depreciation position of $101,898,255 and $73,202,267, respectively.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(i) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008.

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

(l) Organizational and Offering Costs

All organizational and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Neither the Fund nor its Master Fund are, or will be, responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares also will be paid by the Managing Owner.

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$2,104,757,846	$404,892,805
Commodity Futures Contracts (Level 1)	$(101,898,255)	$(73,202,267)

There were no Level 2 or Level 3 holdings as of September 30, 2009 and December 31, 2008.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2009 and 2008

and Nine Months Ended September 30, 2009 and 2008

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Shares Sold	4,200,000	1,600,000	$106,144,306	$56,433,890	58,400,000	61,200,000	$1,499,845,602	$2,339,278,982
Shares Redeemed	(7,400,000)	(17,600,000)	(184,017,936)	(621,471,160)	(10,600,000)	(45,000,000)	(262,830,860)	(1,672,099,788)

Net Increase/ (Decrease)	(3,200,000)	(16,000,000)	$(77,873,630)	$(565,037,270)	47,800,000	16,200,000	$1,237,014,742	$667,179,194

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2009 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2009 and 2008 and the Nine

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

Months Ended September 30, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$25.37	$40.84	$25.95	$32.81

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.30	(10.73)	(0.19)	(2.94)
Net investment income (loss)	(0.04)	0.08	(0.13)	0.32

Net income (loss)	0.26	(10.65)	(0.32)	(2.62)
Net asset value per Share, end of period	$25.63	$30.19	$25.63	$30.19

Market value per Share, beginning of period	$25.45	$40.68	$26.18	$32.99

Market value per Share, end of period	$25.46	$30.21	$25.46	$30.21

Ratio to average Shares*
Net investment income (loss)	(0.61)%	0.94%	(0.67)%	1.15%

Total expenses	0.77%	0.81%	0.82%	0.83%

Total Return, at net asset value **	1.02%	(26.08)%	(1.23)%	(7.99)%

Total Return, at market value **	0.04%	(25.74)%	(2.75)%	(8.43)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through November 2, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than events disclosed below.

On September 30, 2009, the Managing Owner announced it will replace the Index with the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return. The Fund will commence tracking the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return on October 19, 2009. The Fund will add Cocoa, Coffee, Cotton, Feeder Cattle, Kansas Wheat, Lean Hogs and Live Cattle in addition to the four commodities the Fund currently tracks in order to permit the Fund to continue its objective of tracking an index designed to reflect the performance of the agriculture sector and to facilitate and ensure future compliance with speculative position limits.

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

On the first New York business day (the “Verification Date”) of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2009, and the Delivery Month of the Index Commodity futures contract currently in such Index is November 2009, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2009 and the Delivery Month of an Index Commodity futures contract currently in the Index is November 2009, the Delivery Month of an eligible new Index Commodity futures contract must be between December 2009 and October 2010. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Master Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Master Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with a futures contract that comprises the Fund’s Index. Please see http://dbfunds.db.com/dba/weights.aspx with respect to the most recently available weighted composition of the DBA Fund and http://dbfunds.db.com/dba/index.aspx with respect to the composition of the DBA Fund’s index on the Base Date.

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

Performance Summary

This report covers the three months ended September 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended September 30, 2009” and the “Three Months Ended September 30, 2008”, respectively) and the nine months ended September 30, 2009 and 2008 (hereinafter referred to as the “Nine Months Ended September 30, 2009” and the “Nine Months Ended September 30, 2008”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2009 and 2008

and the Nine Months Ended September 30, 2009 and 2008

	Aggregate returns for indexes in the DBLCI-OY Agriculture TR™
Underlying Index	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
DB Corn Indices	-6.29%	-35.35%	-23.71%	4.31%

DB Wheat Indices	-17.03%	-20.63%	-30.52%	-14.32%

DB Soybean Indices	-5.47%	-33.35%	-7.80%	-5.51%

DB Sugar Indices	25.23%	-7.13%	59.80%	-12.47%

AGGREGATE RETURN	1.52%	-26.45%	-1.24%	-7.05%

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information.

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

Operating Activities

Net cash flow used for operating activities was $1,695.5 million and $660.6 million for the Nine Months Ended September 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2009, $6,112.3 million was paid to purchase United States Treasury Obligations and $4,414.7 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2008, $7,470.8 million was paid to purchase United States Treasury Obligations and $6,968.6 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $28.5 million and by $199.2 million during the Nine Months Ended September 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $1,237.0 million and $667.2 million during the Nine Months Ended September 30, 2009 and 2008, respectively. This included $1,499.8 million and $2,339.3 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND THE NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

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

SEPTEMBER 30, 2009 AND 2008 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A.—“RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS MANAGING OWNER, THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE BEEN MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND RELATED PRODUCTS AND MANAGING FUTURES ACCOUNTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 0.04% from $25.45 per Share to $25.46 per Share. The Share price low and high for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a low of $23.60 per Share (-7.27%) on July 7, 2009, to a high of $26.42 per Share (+3.81) on August 12, 2009.

For the Three Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 25.74% from $40.68 per Share to $30.21 per Share. The Share price high and low for the Three Months Ended September 30, 2008 and related change from the Share price on June 30, 2008 was as follows: Shares traded from a high of $42.09 per Share (+3.47%) on July 2, 2008 to a low of $30.21 per Share (-25.74%) on September 30, 2008.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2009, the net asset value of each Share increased 1.02% from $25.37 per Share to $25.63 per Share. An increase in futures contract prices for sugar was partially offset by decreases in the futures contract prices of corn, wheat and soybeans during the Three Months Ended September 30, 2009, resulting in an overall 1.52% increase in the level of the DBLCI-OY Agriculture TR™.

Net income for the Three Months Ended September 30, 2009 was $19.2 million, resulting from $0.9 million of interest income, net realized loss of $7.3 million, net unrealized gains of $30.0 million and operating expenses of $4.4 million.

For the Three Months Ended September 30, 2008, the net asset value of each Share decreased 26.08% from $40.84 per Share to $30.19 per Share. A decline in the futures contracts prices of corn, wheat, soybeans, and sugar futures contracts during the Three Months Ended September 30, 2008, resulted in an overall 26.45% decrease in the level of the DBLCI-OY Agriculture TR™.

Net loss for the Three Months Ended September 30, 2008 was $622.6 million, resulting from $9.2 million of interest income, realized and unrealized losses of $627.6 million, and operating expenses of $4.2 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Nine Months Ended September 30, 2009, the NYSE Arca market value of each Share decreased 2.75% from $26.18 per Share to $25.46 per Share. The Share price high and low for the Nine Months Ended September 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a high of $28.87 per Share (+10.28%) on June 1, 2009 to a low of $22.50 per Share (-14.06%) on March 2, 2009.

For the Nine Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 8.43% from $32.99 per Share to $30.21 per Share. The Share price high and low for the Nine Months Ended September 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $42.98 per Share (+30.28%) on February 26, 2008 to a low of $30.21 per Share (-8.43%) on September 30, 2008.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2009, the net asset value of each Share decreased 1.23% from $25.95 per Share to $25.63 per Share. A decline in the futures contract prices of corn, wheat and soybeans was partially offset by an increase in the futures contract price of sugar during the Nine Months Ended September 30, 2009, resulting in an overall 1.24% decrease in the level of the DBLCI-OY Agriculture TR™.

Net loss for the Nine Months Ended September 30, 2009 was $25.2 million, resulting from $2.0 million of interest income, net realized gains of $12.6 million, net unrealized losses of $28.5 million and operating expenses of $11.3 million.

For the Nine Months Ended September 30, 2008, the net asset value of each Share decreased 7.99% from $32.81 per Share to $30.19 per Share. An increase in the futures contract prices of corn futures contracts was more than offset by a decline in the futures contract price of wheat, soybeans, and sugar during the Nine Months Ended September 30, 2008, and resulted in an overall 7.05% decrease in the level of the DBLCI-OY Agriculture TR™.

Net loss for the Nine Months Ended September 30, 2008 was $267 million, resulting from $34.4 million of interest income, net realized and unrealized losses of $287.0 million, and operating expenses of $14.4 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009 – March 2010	36,873,143	1.62%	11
Wheat	December 2009 – July 2010	36,103,576	1.59%	11
Soybeans	November 2009 - December 2009 - January 2010	34,133,694	1.50%	9
Sugar	June 2010	32,709,157	1.44%	9
Aggregate/Total		114,732,907	5.04%	5

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	16,675,043	1.57%	1
Wheat	July – December 2009	19,551,004	1.84%	19
Soybeans	November 2009	15,692,160	1.47%	3
Sugar	June 2009	18,185,217	1.71%	12
Aggregate/Total		55,098,007	5.18%	6

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2009 by Index Commodity:

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

For the Three Months Ended September 30, 2009, 4.2 million Shares were created for $106.1 million and 7.4 million Shares were redeemed for $184.0 million. On September 30, 2009, 88.8 million Shares of the Fund were outstanding for a market capitalization of $2,260.9 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2009	7,400,000	$24.87
Three Months Ended September 30, 2008	17,600,000	$35.31

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Agriculture Master Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: November 2, 2009	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1