Form 10-Q
period 2009-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund; DB Gold Master Fund
filed 2009-11-06
CIK 1367305, 1367306, 1383055, 1383056

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

Indicate the number of outstanding Shares as of September 30, 2009: 4,000,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $130,477,215 and $40,493,607, respectively)	$130,489,351	$40,498,409
Cash held by broker	8,565,724	33,461,910
Net unrealized appreciation on futures contracts	12,039,480	9,733,420

Deposits with broker	151,094,555	83,693,739

Total assets	$151,094,555	$83,693,739

Liabilities
Payable for securities purchased	$5,998,332	$—
Management fee payable	64,041	30,192
Brokerage fee payable	245	426

Total liabilities	$6,062,618	$30,618

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated earnings	450	287

Total General shares	1,450	1,287

Shares:
Paid in capital - 4,000,000 and 2,600,000 redeemable Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	121,641,710	74,428,574
Accumulated earnings	23,387,327	9,231,973

Total Shares	145,029,037	83,660,547

Total shareholders’ equity	145,030,487	83,661,834

Non-controlling interest in consolidated subsidiary - related party	1,450	1,287

Total equity	145,031,937	83,663,121

Total liabilities and equity	$151,094,555	$83,693,739

Net asset value per share
General shares	$36.25	$32.18
Shares	$36.26	$32.18

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due October 1, 2009	4.14%	$6,000,000	$6,000,000
U.S. Treasury Bills, 0.09% due October 8, 2009	10.34	14,999,955	15,000,000
U.S. Treasury Bills, 0.03% due October 15, 2009	4.14	5,999,934	6,000,000
U.S. Treasury Bills, 0.04% due October 22, 2009	4.48	6,499,857	6,500,000
U.S. Treasury Bills, 0.145% due October 29, 2009	8.96	12,999,389	13,000,000
U.S. Treasury Bills, 0.185% due November 12, 2009	15.17	21,998,724	22,000,000
U.S. Treasury Bills, 0.18% due November 19, 2009	14.48	20,998,152	21,000,000
U.S. Treasury Bills, 0.15% due December 3, 2009	13.79	19,998,000	20,000,000
U.S. Treasury Bills, 0.14% due December 10, 2009	4.83	6,999,118	7,000,000
U.S. Treasury Bills, 0.10% due December 24, 2009	5.51	7,998,040	8,000,000
U.S. Treasury Bills, 0.115% due December 31, 2009	4.13	5,998,182	6,000,000

Total United States Treasury Obligations (cost $130,477,215)	89.97%	$130,489,351

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (142 contracts, settlement date February 24, 2010)	0.30	$441,760
Gold (1,281 contracts, settlement date April 28, 2010)	8.00	11,597,720

Net Unrealized Appreciation on Futures Contracts	8.30%	$12,039,480

Net unrealized appreciation is comprised entirely of unrealized gains of $12,039,480.

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

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Interest Income, net	$53,327	$334,430	$125,899	$1,042,090

Expenses
Management Fee	173,709	98,964	430,965	280,356
Brokerage Commissions and Fees	4,397	7,917	20,977	22,428

Total Expenses	178,106	106,881	451,942	302,784

Net investment income (loss)	(124,779)	227,549	(326,043)	739,306

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	544	38,251	(1,171)	40,178
Futures	526,460	(716,360)	12,169,500	681,960

Net realized gain (loss)	527,004	(678,109)	12,168,329	722,138

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	12,096	17,322	7,334	16,974
Futures	10,573,010	(3,485,850)	2,306,060	(2,120,530)

Net change in unrealized gain (loss)	10,585,106	(3,468,528)	2,313,394	(2,103,556)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	11,112,110	(4,146,637)	14,481,723	(1,381,418)

Net Income (Loss)	$10,987,331	$(3,919,088)	$14,155,680	$(642,112)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(111)	78	(163)	(300)

Net Income (Loss) Attributable to PowerShares DB Gold Fund and Subsidiary	$10,987,220	$(3,919,010)	$14,155,517	$(642,412)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2009

	General Shares						Shares
	Shares	Paid in Capital	Accumulated Earnings		Total Equity		Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest		Total Equity
Balance at July 1, 2009	40	$1,000	$339		$1,339		3,800,000	$114,824,302	$12,400,218	$127,224,520	$127,225,859	$1,339		$127,227,198

Sale of Shares							600,000	21,107,316		21,107,316	21,107,316			21,107,316

Redemption of Shares							(400,000)	(14,289,908)		(14,289,908)	(14,289,908)			(14,289,908)

Net Income

Net investment loss			—	*	—	*			(124,779)	(124,779)	(124,779)	—	*	(124,779)

Net realized gain on United States Treasury Obligations and Futures			5		5				526,994	526,994	526,999	5		527,004

Net change in unrealized gain on United States Treasury Obligations and Futures			106		106				10,584,894	10,584,894	10,585,000	106		10,585,106

Net Income			111		111				10,987,109	10,987,109	10,987,220	111		10,987,331

Balance at September 30, 2009	40	$1,000	$450		$1,450		4,000,000	$121,641,710	$23,387,327	$145,029,037	$145,030,487	$1,450		$145,031,937

*	Amount below $1.00

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at July 1, 2008	40	$1,000	$378	$1,378	2,400,000	$72,404,632	$10,280,631	$82,685,263	$82,686,641	$1,378	$82,688,019

Sale of Shares					400,000	13,192,720		13,192,720	13,192,720		13,192,720

Redemption of Shares					(1,200,000)	(39,954,644)		(39,954,644)	(39,954,644)		(39,954,644)

Net Income (Loss)
Net investment income			4	4			227,541	227,541	227,545	4	227,549

Net realized gain (loss) on United States Treasury Obligations and Futures			38	38			(678,185)	(678,185)	(678,147)	38	(678,109)

Net change in unrealized loss on United States Treasury Obligations and Futures			(120)	(120)			(3,468,288)	(3,468,288)	(3,468,408)	(120)	(3,468,528)

Net Income (Loss)			(78)	(78)			(3,918,932)	(3,918,932)	(3,919,010)	(78)	(3,919,088)

Balance at September 30, 2008	40	$1,000	$300	$1,300	1,600,000	$45,642,708	$6,361,699	$52,004,407	$52,005,707	$1,300	$52,007,007

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2009	40	$1,000	$287	$1,287	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,661,834	$1,287	$83,663,121

Sale of Shares					2,200,000	75,118,578		75,118,578	75,118,578		75,118,578

Redemption of Shares					(800,000)	(27,905,442)		(27,905,442)	(27,905,442)		(27,905,442)

Net Income

Net investment loss			(3)	(3)			(326,037)	(326,037)	(326,040)	(3)	(326,043)

Net realized gain on United States Treasury Obligations and Futures			153	153			12,168,023	12,168,023	12,168,176	153	12,168,329

Net change in unrealized gain on United States Treasury Obligations and Futures			13	13			2,313,368	2,313,368	2,313,381	13	2,313,394

Net Income			163	163			14,155,354	14,155,354	14,155,517	163	14,155,680

Balance at September 30, 2009	40	$1,000	$450	$1,450	4,000,000	$121,641,710	$23,387,327	$145,029,037	$145,030,487	$1,450	$145,031,937

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$262	$1,262	1,400,000	$37,170,860	$7,004,149	$44,175,009	$44,176,271	$1,000	$44,177,271

Sale of Shares					1,600,000	54,983,728		54,983,728	54,983,728		54,983,728

Redemption of Shares					(1,400,000)	(46,511,880)		(46,511,880)	(46,511,880)		(46,511,880)

Net Income (Loss)

Net investment income			14	14			739,261	739,261	739,275	31	739,306

Net realized gain on United States Treasury Obligations and Futures			63	63			722,012	722,012	722,075	63	722,138

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(39)	(39)			(2,103,723)	(2,103,723)	(2,103,762)	206	(2,103,556)

Net Income (Loss)			38	38			(642,450)	(642,450)	(642,412)	300	(642,112)

Balance at September 30, 2008	40	$1,000	$300	$1,300	1,600,000	$45,642,708	$6,361,699	$52,004,407	$52,005,707	$1,300	$52,007,007

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flow provided by (used for) operating activities:
Net Income (Loss)	$14,155,680	$(642,112)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(355,356,883)	(228,534,233)
Proceeds from securities sold and matured	265,498,003	234,418,975
Net accretion of discount on United States Treasury Obligations	(125,899)	(934,937)
Net realized (gain) loss on United States Treasury Obligations	1,171	(40,178)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(2,313,394)	2,103,556
Change in operating receivables and liabilities:
Payable for securities purchased	5,998,332	—
Payable to broker	—	(1,448,582)
Management fee payable	33,849	46,609
Other assets	—	(1,008)
Brokerage fee payable	(181)	—

Net cash provided by and (used for) operating activities	(72,109,322)	4,968,090

Cash flows from financing activities:
Proceeds from sale of Shares	75,118,578	54,983,728
Redemption of Shares	(27,905,442)	(46,511,880)

Net cash provided by financing activities	47,213,136	8,471,848

Net change in cash held by broker	(24,896,186)	13,439,938
Cash held by broker at beginning of period	33,461,910	—

Cash held by broker at end of period	$8,565,724	$13,439,938

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

The Fund does not employ leverage. As of September 30, 2009 and December 31, 2008, the Fund had $151,094,555 (or 100%) and $83,693,739 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $6,402,860 (or 4.24%) and $5,418,584 (or 6.47%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $173,709 and $98,964, respectively. Management Fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $430,965 and $280,356, respectively. As of September 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $64,041 and $30,192, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $4,397 and $7,917, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $20,977 and $22,428, respectively. As of September 30, 2009 and December 31, 2008, brokerage fees payable were $245 and $426, respectively.

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

PowerShares DB Gold Fund and Subsidiary

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

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2009 and December 31, 2008 was $6,402,860 and $5,418,584, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $6,000,000 notional amount of United States Treasury Obligations which was unpaid as of September 30, 2009. As a result, a payable for securities purchased is reported for $5,998,332. There was no amount payable for securities purchased as of December 31, 2008.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

maturities of three months or less when purchased. As of September 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $8,565,724 and $33,461,910, respectively. There were no cash equivalents held by the Fund as of September 30, 2009 and December 31, 2008.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $12,039,480 and $9,733,420, respectively.

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

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$130,489,351	$40,498,409

Commodity Futures Contracts (Level 1)	$12,039,480	$9,733,420

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

PowerShares DB Gold Fund and Subsidiary

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

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2009 and 2008

and Nine Months Ended September 30, 2009 and 2008

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Shares Sold	600,000	400,000	$21,107,316	$13,192,720	2,200,000	1,600,000	$75,118,578	$54,983,728
Shares Redeemed	(400,000)	(1,200,000)	(14,289,908)	(39,954,644)	(800,000)	(1,400,000)	(27,905,442)	(46,511,880)

Net Increase/(Decrease)	200,000	(800,000)	$6,817,408	$26,761,924	1,400,000	200,000	$47,213,136	$8,471,848

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

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2009 and 2008 and for the Nine Months Ended September 30, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$33.48	$34.45	$32.18	$31.55
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	2.81	(2.04)	4.18	0.62
Net investment income (loss)	(0.03)	0.09	(0.10)	0.33

Net income (loss)	2.78	(1.95)	4.08	0.95
Net asset value per Share, end of period	$36.26	$32.50	$36.26	$32.50

Market value per Share, beginning of period	$33.53	$34.39	$32.14	$31.58

Market value per Share, end of period	$36.26	$32.17	$36.26	$32.17

Ratio to average Shares*
Net investment income (loss)	(0.36)%	1.15%	(0.38)%	1.32%

Total expenses	0.51%	0.54%	0.52%	0.54%

Total Return, at net asset value **	8.30%	(5.66)%	12.68%	3.01%

Total Return, at market value **	8.14%	(6.46)%	12.82%	1.87%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through November 6, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is gold. The Index is composed of notional amounts of the Index Commodity. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dgl/weights.aspx with respect to the most recently available weighted composition of the DGL Fund and http://dbfunds.db.com/dgl/index.aspx with respect to the composition of the DGL Fund’s index on the Base Date.

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

The section “Summary of DBLCI-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY GC TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY GC TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

[Remainder of page left blank intentionally.]

Summary of DBLCI-OY GC TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2009 and 2008

and the Nine Months Ended September 30, 2009 and 2008

Underlying Index	Aggregate returns for index in the DBLCI-OY GC TR™
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
DB Gold Indices	8.49%	-5.72%	13.28%	3.21%

AGGREGATE RETURN	8.49%	-5.72%	13.28%	3.21%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY GC TR™. The only difference between the Index and the DBLCI-OY GC TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY GC TR™ does include such a component. The difference between the Index and the DBLCI-OY GC TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBLCI-OY GC TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow (used for) and provided by operating activities was ($72.1) million and $4.9 million for the Nine Months Ended September 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2009, $355.4 million was paid to purchase United States Treasury Obligations and $265.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2008, $228.5 million was paid to purchase United States Treasury Obligations and $234.4 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $2.3 million and decreased by $2.1 million during the Nine Months Ended September 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $47.2 million and $8.5 million during the Nine Months Ended September 30, 2009 and 2008, respectively. This included $75.1 million and $54.9 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2009 and 2008, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 8.14% from $33.53 per Share to $36.26 per Share. The Share price low and high for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a low of $32.82 per Share (-2.12%) on July 8, 2009 to a high of $36.62 per Share (+9.22%) on September 16, 2009.

For the Three Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 6.46% from $34.39 per Share to $32.17 per Share. The Share price high and low for the Three Months Ended September 30, 2008 and related change from the Share price on June 30, 2008 was as follows: Shares traded from a high of $36.20 per Share (+5.26%) on July 14, 2008 to a low of $27.52 per Share (-19.98%) on September 11, 2008.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2009, the net asset value of each Share increased 8.30% from $33.48 per Share to $36.26 per Share. Rising prices for gold futures contracts during the Three Months Ended September 30, 2009 contributed to an 8.49% increase in the level of the DBLCI-OY GC TR™.

Net income for the Three Months Ended September 30, 2009 was $10.9 million, resulting from $0.05 million of interest income, net realized gains of $0.5 million, net unrealized gains of $10.6 million, and operating expenses of $0.2 million.

For the Three Months Ended September 30, 2008, the net asset value of each Share decreased 5.66% from $34.45 per Share to $32.50 per Share. Falling prices for gold futures contracts during the Three Months Ended September 30, 2008 contributed to a 5.72% decrease in the level of the DBLCI-OY GC TR™.

Net loss for the Three Months Ended September 30, 2008 was $3.9 million, resulting from $0.3 million of interest income, net realized and unrealized losses of $4.1 million, and operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Nine Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 12.82% from $32.14 per Share to $36.26 per Share. The Share price low and high for the Nine Months Ended September 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $29.50 per Share (-8.21%) on January 14, 2009 to a high of $36.62 per Share (+13.94%) on September 16, 2009.

For the Nine Months Ended September 30, 2008, the NYSE Alternext market value of each Share increased 1.87% from $31.58 per Share to $32.17 per Share. The Share price low and high for the Nine Months Ended September 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $27.52 per Share (-12.86%) on September 11, 2008 to a high of $37.42 per Share (+18.49%) on March 17, 2008.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2009, the net asset value of each Share increased 12.68% from $32.18 per Share to $36.26 per Share. Rising prices for gold futures contracts during the Nine Months Ended September 30, 2009 contributed to a 13.28% increase in the level of the DBLCI-OY GC TR™.

Net income for the Nine Months Ended September 30, 2009 was $14.2 million, resulting from $0.1 million of interest income, net realized gains of $12.2 million, net unrealized gains of $2.3 million, and operating expenses of $0.4 million.

For the Nine Months Ended September 30, 2008, the net asset value of each Share increased 3.01% from $31.55 per Share to $32.50 per Share. Rising prices for gold futures contracts during the Nine Months Ended September 30, 2008 contributed to a 3.21% increase in the level of the DBLCI-OY GC TR™.

Net loss for the Nine Months Ended September 30, 2008 was $0.6 million, resulting from $1.0 million of interest income, realized and unrealized losses of $1.3 million and operating expenses of $0.3 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	February-April 2010	6,074,083	4.19%	8
Aggregate/Total		6,394,138	4.41%	6

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	June 2009	3,826,784	4.57%	9
Aggregate/Total		3,827,027	4.57%	8

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following was the primary trading risk exposure of the Fund as of September 30, 2009 by Index Commodity:

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

For the Three Months Ended September 30, 2009, 0.6 million Shares were created for $21.1 million and 0.4 million Shares were redeemed for $14.3 million. On September 30, 2009, 4.0 million Shares of the Fund were outstanding for a market capitalization of $145.0 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2009	400,000	$35.72
Three Months Ended September 30, 2008	1,200,000	$33.30

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Gold Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Gold Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: November 6, 2009	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1