Form 10-Q
period 2009-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund; DB Precious Metals Master Fund
filed 2009-11-06
CIK 1367305, 1367306, 1383057, 1383059

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

Indicate the number of outstanding Shares as of September 30, 2009: 5,200,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $157,469,064 and $56,491,407, respectively)	$157,484,973	$56,498,187
Cash held by broker	5,684,594	10,694,097
Net unrealized appreciation on futures contracts	20,491,420	10,151,780

Deposits with broker	183,660,987	77,344,064

Total assets	$183,660,987	$77,344,064

Liabilities
Management fee payable	$106,287	$46,086
Brokerage fee payable	1,108	759

Total liabilities	$107,395	$46,845

Commitments and Contingencies (Note 9)
Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated earnings	412	189

Total General shares	1,412	1,189

Shares:
Paid in capital - 5,200,000 and 2,600,000 redeemable Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	170,927,410	83,464,734
Accumulated earnings (deficit)	12,623,358	(6,169,893)

Total Shares	183,550,768	77,294,841

Total shareholders’ equity	183,552,180	77,296,030

Non-controlling interest in consolidated subsidiary - related party	1,412	1,189

Total equity	183,553,592	77,297,219

Total liabilities and equity	$183,660,987	$77,344,064

Net asset value per share
General shares	$35.30	$29.73
Shares	$35.30	$29.73

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 8, 2009	5.45%	$9,999,970	$10,000,000
U.S. Treasury Bills, 0.03% due October 15, 2009	1.63	2,999,967	3,000,000
U.S. Treasury Bills, 0.04% due October 22, 2009	7.90	14,499,681	14,500,000
U.S. Treasury Bills, 0.145% due October 29, 2009	11.44	20,999,013	21,000,000
U.S. Treasury Bills, 0.185% due November 12, 2009	7.08	12,999,246	13,000,000
U.S. Treasury Bills, 0.18% due November 19, 2009	22.34	40,996,392	41,000,000
U.S. Treasury Bills, 0.16% due November 27, 2009	7.63	13,998,782	14,000,000
U.S. Treasury Bills, 0.14% due December 10, 2009	7.08	12,998,362	13,000,000
U.S. Treasury Bills, 0.135% due December 17, 2009	3.27	5,998,950	6,000,000
U.S. Treasury Bills, 0.10% due December 24, 2009	11.98	21,994,610	22,000,000

Total United States Treasury Obligations (cost $157,469,064)	85.80%	$157,484,973

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (159 contracts, settlement date February 24, 2010)	0.05%	$100,520
Gold (1,224 contracts, settlement date April 28, 2010)	5.65%	10,370,250
Silver (508 contracts, settlement date December 29, 2009)	5.46	10,020,650

Net Unrealized Appreciation on Futures Contracts	11.16%	$20,491,420

Net unrealized appreciation is comprised of unrealized gains of $20,548,925 and unrealized losses of $57,505.

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

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Interest Income, net	$62,336	$401,144	$147,678	$1,412,527

Expenses
Management Fee	303,600	178,346	736,183	553,994
Brokerage Commissions and Fees	3,189	9,512	23,761	29,546

Total Expenses	306,789	187,858	759,944	583,540

Net investment income (loss)	(244,453)	213,286	(612,266)	828,987

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	217	1,750	604	16,332
Futures	1,003,120	(12,517,185)	9,056,590	(4,646,255)

Net realized gain (loss)	1,003,337	(12,515,435)	9,057,194	(4,629,923)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	15,970	54,195	9,129	53,622
Futures	16,124,050	(78,390)	10,339,640	(5,428,405)

Net change in unrealized gain (loss)	16,140,020	(24,195)	10,348,769	(5,374,783)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	17,143,357	(12,539,630)	19,405,963	(10,004,706)

Net Income (Loss)	$16,898,904	$(12,326,344)	$18,793,697	$(9,175,719)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(141)	145	(223)	(222)

Net Income (Loss) Attributable to PowerShares DB Precious Metals Fund and Subsidiary	$16,898,763	$(12,326,199)	$18,793,474	$(9,175,941)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2009

	General Shares				Shares

	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2009	40	$1,000	$271	$1,271	4,800,000	$156,801,192	$(4,275,264)	$152,525,928	$152,527,199	$1,271	$152,528,470

Sale of Shares					600,000	21,105,860		21,105,860	21,105,860		21,105,860

Redemption of Shares					(200,000)	(6,979,642)		(6,979,642)	(6,979,642)		(6,979,642)

Net Income

Net investment loss			(2)	(2)			(244,449)	(244,449)	(244,451)	(2)	(244,453)

Net realized gain on United States Treasury Obligations and Futures			9	9			1,003,319	1,003,319	1,003,328	9	1,003,337

Net change in unrealized gain on United States Treasury Obligations and Futures			134	134			16,139,752	16,139,752	16,139,886	134	16,140,020

Net Income			141	141			16,898,622	16,898,622	16,898,763	141	16,898,904

Balance at September 30, 2009	40	$1,000	$412	$1,412	5,200,000	$170,927,410	$12,623,358	$183,550,768	$183,552,180	$1,412	$183,553,592

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2008	40	$1,000	$367	$1,367	3,000,000	$93,078,700	$9,407,773	$102,486,473	$102,487,840	$1,367	$102,489,207

Sale of Shares					400,000	13,407,648		13,407,648	13,407,648		13,407,648

Redemption of Shares					(400,000)	(11,913,854)		(11,913,854)	(11,913,854)		(11,913,854)

Net Loss

Net investment income			3	3			213,280	213,280	213,283	3	213,286

Net realized loss on United States Treasury Obligations and Futures			(178)	(178)			(12,515,079)	(12,515,079)	(12,515,257)	(178)	(12,515,435)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			30	30			(24,255)	(24,255)	(24,225)	30	(24,195)

Net Loss			(145)	(145)			(12,326,054)	(12,326,054)	(12,326,199)	(145)	(12,326,344)

Balance at September 30, 2008	40	$1,000	$222	$1,222	3,000,000	$94,572,494	$(2,918,281)	$91,654,213	$91,655,435	$1,222	$91,656,657

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$189	$1,189	2,600,000	$83,464,734	$(6,169,893)	$77,294,841	$77,296,030	$1,189	$77,297,219

Sale of Shares					3,200,000	106,612,162		106,612,162	106,612,162		106,612,162

Redemption of Shares					(600,000)	(19,149,486)		(19,149,486)	(19,149,486)		(19,149,486)

Net Income

Net investment loss			(6)	(6)			(612,254)	(612,254)	(612,260)	(6)	(612,266)

Net realized gain on United States Treasury Obligations and Futures			96	96			9,057,002	9,057,002	9,057,098	96	9,057,194

Net change in unrealized gain on United States Treasury Obligations and Futures			133	133			10,348,503	10,348,503	10,348,636	133	10,348,769

Net Income			223	223			18,793,251	18,793,251	18,793,474	223	18,793,697

Balance at September 30, 2009	40	$1,000	$412	$1,412	5,200,000	$170,927,410	$12,623,358	$183,550,768	$183,552,180	$1,412	$183,553,592

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$237	$1,237	1,800,000	$49,408,068	$6,257,645	$55,665,713	$55,666,950	$1,000	$55,667,950

Sale of Shares					2,600,000	90,115,976		90,115,976	90,115,976		90,115,976

]Redemption of Shares					(1,400,000)	(44,951,550)		(44,951,550)	(44,951,550)		(44,951,550)

Net Loss											80

Net investment income			12	12			828,969	828,969	828,981	6	828,987

Net realized loss on United States Treasury Obligations and Futures			(82)	(82)			(4,629,777)	(4,629,777)	(4,629,859)	(64)	(4,629,923)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			55	55			(5,375,118)	(5,375,118)	(5,375,063)	280	(5,374,783)

Net Loss			(15)	(15)			(9,175,926)	(9,175,926)	(9,175,941)	222	(9,175,719)

Balance at September 30, 2008	40	$1,000	$222	$1,222	3,000,000	$94,572,494	$(2,918,281)	$91,654,213	$91,655,435	$1,222	$91,656,657

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flow provided by operating activities:
Net Income (Loss)	$18,793,697	$(9,175,719)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(418,329,055)	(298,192,901)
Proceeds from securities sold and matured	317,499,680	271,424,087
Net accretion of discount on United States Treasury Obligations	(147,678)	(1,292,575)
Net realized gain on United States Treasury Obligations	(604)	(16,332)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(10,348,769)	5,374,783
Change in operating receivables and liabilities:
Management fee payable	60,201	79,432
Other assets	—	2,354
Brokerage fee payable	349	258

Net cash used for operating activities	(92,472,179)	(31,796,613)

Cash flows from financing activities:
Proceeds from sale of Shares	106,612,162	90,115,976
Redemption of Shares	(19,149,486)	(44,951,550)

Net cash provided by financing activities	87,462,676	45,164,426

Net change in cash held by broker	(5,009,503)	13,367,813
Cash held by broker at beginning of period	10,694,097	1,330,109

Cash held by broker at end of period	$5,684,594	$14,697,922

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

The Fund does not employ leverage. As of September 30, 2009 and December 31, 2008, the Fund had $183,660,987 (or 100%) and $77,344,064 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation and/or depreciation on futures contracts on deposit with its Commodity Broker. Of this, $8,966,078 (or 4.88%) and $6,248,335 (or 8.08%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB Precious Metals Fund and Subsidiary

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $303,600 and $178,346, respectively. Management Fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $736,183 and $553,994, respectively. As of September 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $106,287 and $46,086, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $3,189 and $9,512, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $23,761 and $29,546, respectively. As of September 30, 2009 and December 31, 2008, brokerage fees payable were $1,108 and $759, respectively.

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

PowerShares DB Precious Metals Fund and Subsidiary

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

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

Financial Accounting Standards Board, “FASB”, fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2009 and December 31, 2008 was $8,966,078 and $6,248,335, respectively, which is restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $5,684,594 and $10,694,097, respectively. There were no cash equivalents held by the Fund as of September 30, 2009 and December 31, 2008.

(g) Income Taxes

The Fund and the Master Fund are classified as partnerships for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund will incur U.S. federal income taxes. No provision for federal, state, and local income

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $20,491,420 and $10,151,780, respectively.

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

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$157,484,973	$56,498,187
Commodity Futures Contracts (Level 1)	$20,491,420	$10,151,780

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

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

	Shares		Paid in Capital		Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Shares Sold	600,000	400,000	$21,105,860	$13,407,648	3,200,000	2,600,000	$106,612,162	$90,115,976
Shares Redeemed	(200,000)	(400,000)	(6,979,642)	(11,913,854)	(600,000)	(1,400,000)	(19,149,486)	(44,951,550)

Net Increase	400,000	—	$14,126,218	$1,493,794	2,600,000	1,200,000	$87,462,676	$45,164,426

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

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$31.78	$34.16	$29.73	$30.93
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	3.57	(3.68)	5.72	(0.66)
Net investment income (loss)	(0.05)	0.07	(0.15)	0.28

Net income (loss)	3.52	(3.61)	5.57	(0.38)
Net asset value per Share, end of period	$35.30	$30.55	$35.30	$30.55

Market value per Share, beginning of period	$31.78	$34.24	$29.76	$30.97

Market value per Share, end of period	$35.29	$30.02	$35.29	$30.02

Ratio to average Shares*
Net investment income (loss)	(0.60)%	0.90%	(0.62)%	1.12%

Total expenses	0.75%	0.79%	0.77%	0.79%

Total Return, at net asset value **	11.08%	(10.57)%	18.74%	(1.23)%

Total Return, at market value **	11.04%	(12.32)%	18.58%	(3.07)%

*	Percentages are annualized.
**	Percentages are not annualized.

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbp/weights.aspx with respect to the most recently available weighted composition of the DBP Fund and http://dbfunds.db.com/dbp/index.aspx with respect to the composition of the DBP Fund’s index on the Base Date.

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

The section “Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Precious Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

[Remainder of page left blank intentionally.]

Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2009 and 2008

and the Nine Months Ended September 30, 2009 and 2008

Underlying Index	Aggregate returns for indexes in the DBLCI-OY Precious Metals TR ™
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
DB Gold Indices	8.49%	(5.72)%	13.28%	3.21%

DB Silver Indices	22.17%	(30.19)%	47.21%	(19.21)%

AGGREGATE RETURN	11.39%	(10.66)%	19.69%	(1.12)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Precious Metals TR™. The only difference between the Index and the DBLCI-OY Precious Metals TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Precious Metals TR™ does include such a component. The difference between the Index and the DBLCI-OY Precious Metals TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBLCI-OY Precious Metals TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $92.5 million and $31.8 million for the Nine Months Ended September 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2009, $418.3 million was paid to purchase United States Treasury Obligations and $317.5 million was received from sales and maturing contracts. During the Nine Months Ended

September 30, 2008, $298.2 million was paid to purchase United States Treasury Obligations and $271.4 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $10.3 million and decreased by $5.4 million during the Nine Months Ended September 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $87.5 million and $45.2 million during the Nine Months Ended September 30, 2009 and 2008, respectively. This included $106.6 million and $90.1 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2009 and 2008, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 11.04% from $31.78 per Share to $35.29 per Share. The Share price low and high for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a low of $30.83 per Share (-2.99%) on July 8, 2009 to a high of $36.02 per Share (+13.34%) on September 16, 2009.

For the Three Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 12.32% from $34.24 per Share to $30.02 per Share. The Share price high and low for the Three Months Ended September 30, 2008 and related change from the Share price on June 30, 2008 was as follows: Shares traded from a high of $36.23 per Share (+5.81%) on July 14, 2008 to a low of $25.94 per Share (-24.24%) on September 11, 2008.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2009, the net asset value of each Share increased 11.08% from $31.78 per Share to $35.30 per Share. Rising prices for gold and silver futures contracts during the Three Months Ended September 30, 2009 contributed to an overall 11.39% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Three Months Ended September 30, 2009 was $16.9 million, resulting from $0.1 million of interest income, net realized gains of $1.0 million, net unrealized gains of $16.1 million, and operating expenses of $0.3 million.

For the Three Months Ended September 30, 2008, the net asset value of each Share decreased 10.57% from $34.16 per Share to $30.55 per Share. Falling prices of gold and silver futures contracts during the Three Months Ended September 30, 2008 contributed to an overall 10.66% decrease in the level of the DBLCI-OY Precious Metals TR™.

Net loss for the Three Months Ended September 30, 2008 was $12.3 million, resulting from $0.4 million of interest income, net realized and unrealized losses of $12.5 million, and operating expenses of $0.2 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Nine Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 18.58% from $29.76 per Share to $35.29 per Share. The Share price low and high for the Nine Months Ended September 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $27.49 per Share (-7.63%) on January 14, 2009 to a high of $36.02 per Share (+21.03%) on September 16, 2009.

For the Nine Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 3.07% from $30.97 per Share to $30.02 per Share. The Share price high and low for the Nine Months Ended September 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $38.16 per Share (+23.22%) on March 14, 2008 to a low of $25.94 per Share (-16.24%) on September 11, 2008.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2009, the net asset value of each Share increased 18.74% from $29.73 per Share to $35.30 per Share. Rising prices of gold and silver futures contracts during the Nine Months Ended September 30, 2009 contributed to an overall 19.69% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Nine Months Ended September 30, 2009 was $18.7 million, resulting from $0.1 million of interest income, net realized gains of $9.1 million, net unrealized gains of $10.3 million, and operating expenses of $0.8 million.

For the Nine Months Ended September 30, 2008, the net asset value of each Share decreased 1.23% from $30.93 per Share to $30.55 per Share. Depreciation in the price of silver futures contracts during the Nine Months Ended September 30, 2008 was partially offset by an increase in gold futures contracts contributing to an overall 1.12% decrease in the level of the DBLCI-OY Precious Metals TR™.

Net loss for the Nine Months Ended September 30, 2008 was $9.2 million, resulting from $1.4 million of interest income, net realized and unrealized losses of $10.0 million, and operating expenses of $0.6 million.

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

[Remainder of page left blank intentionally.]

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	February-April 2010	6,149,941	3.35%	8
Silver	December 2009	2,668,610	1.45%	12
Aggregate/Total		8,831,420	4.81%	5

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	June 2009	2,831,747	3.66%	9
Silver	December 2009	1,151,056	1.49%	13
Aggregate/Total		3,829,233	4.95%	8

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2009 by Index Commodities:

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

For the Three Months Ended September 30, 2009, 0.6 million Shares were created for $21.1 million and 0.2 million Shares were redeemed for $6.9 million. On September 30, 2009, 5.2 million Shares of the Fund were outstanding for a market capitalization of $183.5 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2009	200,000	$34.89
Three Months Ended September 30, 2008	400,000	$29.78

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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