Form 10-Q
period 2009-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND; DB SILVER MASTER FUND
filed 2009-11-06
CIK 1367305, 1367306, 1383054, 1383086

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

Indicate the number of outstanding Shares as of September 30, 2009: 2,400,000 Shares.

POWERSHARES DB SILVER FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $59,489,729 and $28,495,286, respectively)	$59,493,396	$28,498,799
Cash held by broker	—	9,521,208
Net unrealized appreciation on futures contracts	17,495,745	6,589,745

Deposits with broker	76,989,141	44,609,752

Total assets	$76,989,141	$44,609,752

Liabilities
Payable to broker	$1,546,567	$—
Payable for securities purchased	3,998,888	—
Management fee payable	29,051	17,198
Brokerage fee payable	600	296

Total liabilities	$5,575,106	$17,494

Commitments and Contingencies (Note 9)
Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated earnings (deficit)	190	(189)

Total General shares	1,190	811

Shares:
Paid in capital - 2,400,000 and 2,200,000 redeemable Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	64,355,990	59,899,340
Accumulated earnings (deficit)	7,055,665	(15,308,704)

Total Shares	71,411,655	44,590,636

Total shareholders’ equity	71,412,845	44,591,447

Non-controlling interest in consolidated subsidiary - related party	1,190	811

Total equity	71,414,035	44,592,258

Total liabilities and equity	$76,989,141	$44,609,752

Net asset value per share
General shares	$29.75	$20.28
Shares	$29.75	$20.27

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due October 1, 2009	5.60%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.03% due October 15, 2009	8.40	5,999,934	6,000,000
U.S. Treasury Bills, 0.04% due October 22, 2009	7.70	5,499,879	5,500,000
U.S. Treasury Bills, 0.145% due October 29, 2009	7.00	4,999,765	5,000,000
U.S. Treasury Bills, 0.18% due November 5, 2009	5.60	3,999,844	4,000,000
U.S. Treasury Bills, 0.185% due November 12, 2009	18.21	12,999,246	13,000,000
U.S. Treasury Bills, 0.135% due December 17, 2009	7.00	4,999,125	5,000,000
U.S. Treasury Bills, 0.10% due December 24, 2009	18.20	12,996,815	13,000,000
U.S. Treasury Bills, 0.115% due December 31, 2009	5.60	3,998,788	4,000,000

Total United States Treasury Obligations (cost $59,489,729)	83.31%	$59,493,396

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Silver (861 contracts, settlement date December 29, 2009)	24.50%	$17,495,745

Net Unrealized Appreciation on Futures Contracts	24.50%	$17,495,745

Net unrealized appreciation is comprised entirely of unrealized gains of $17,495,745.

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

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Interest Income, net	$24,687	$203,763	$68,460	$750,028

Expenses
Management Fee	95,969	61,835	250,929	198,595
Brokerage Commissions and Fees	1,678	4,947	9,775	15,888

Total Expenses	97,647	66,782	260,704	214,483

Net investment income (loss)	(72,960)	136,981	(192,244)	535,545

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain on
United States Treasury Obligations	538	5,457	387	11,910
Futures	9,360,670	1,497,996	11,650,830	5,093,806

Net realized gain	9,361,208	1,503,453	11,651,217	5,105,716

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	3,758	35,845	154	29,783
Futures	5,715,745	(18,495,465)	10,906,000	(20,837,575)

Net change in unrealized gain (loss)	5,719,503	(18,459,620)	10,906,154	(20,807,792)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	15,080,711	(16,956,167)	22,557,371	(15,702,076)

Net Income (Loss)	$15,007,751	$(16,819,186)	$22,365,127	$(15,166,531)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(216)	387	(379)	102

Net Income (Loss) Attributable to PowerShares DB Silver Fund and Subsidiary	$15,007,535	$(16,818,799)	$22,364,748	$(15,166,429)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2009	40	$1,000	$(26)	$974	3,400,000	$90,797,972	$(7,951,654)	$82,846,318	$82,847,292	$974	$82,848,266

Sale of Shares					—	—		—	—		—

Redemption of Shares					(1,000,000)	(26,441,982)		(26,441,982)	(26,441,982)		(26,441,982)

Net Income

Net investment loss			(1)	(1)			(72,958)	(72,958)	(72,959)	(1)	(72,960)

Net realized gain on United States Treasury Obligations and Futures			141	141			9,360,926	9,360,926	9,361,067	141	9,361,208

Net change in unrealized gain on United States Treasury Obligations and Futures			76	76			5,719,351	5,719,351	5,719,427	76	5,719,503

Net Income			216	216			15,007,319	15,007,319	15,007,535	216	15,007,751

Balance at September 30, 2009	40	$1,000	$190	$1,190	2,400,000	$64,355,990	$7,055,665	$71,411,655	$71,412,845	$1,190	$71,414,035

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2008	40	$1,000	$285	$1,285	1,800,000	$53,510,596	$4,326,458	$57,837,054	$57,838,339	$1,285	$57,839,624

Sale of Shares					200,000	6,384,946		6,384,946	6,384,946		6,384,946

Redemption of Shares					(200,000)	(6,981,282)		(6,981,282)	(6,981,282)		(6,981,282)

Net Loss

Net investment income			3	3			136,975	136,975	136,978	3	136,981

Net realized gain on United States Treasury Obligations and Futures			38	38			1,503,377	1,503,377	1,503,415	38	1,503,453

Net change in unrealized loss on United States Treasury Obligations and Futures			(428)	(428)			(18,458,764)	(18,458,764)	(18,459,192)	(428)	(18,459,620)

Net Loss			(387)	(387)			(16,818,412)	(16,818,412)	(16,818,799)	(387)	(16,819,186)

Balance at September 30, 2008	40	$1,000	$(102)	$898	1,800,000	$52,914,260	$(12,491,954)	$40,422,306	$40,423,204	$898	$40,424,102

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,591,447	$811	$44,592,258

Sale of Shares					1,600,000	39,933,490		39,933,490	39,933,490		39,933,490

Redemption of Shares					(1,400,000)	(35,476,840)		(35,476,840)	(35,476,840)		(35,476,840)

Net Income

Net investment loss			(3)	(3)			(192,238)	(192,238)	(192,241)	(3)	(192,244)

Net realized gain on United States Treasury Obligations and Futures			179	179			11,650,859	11,650,859	11,651,038	179	11,651,217

Net change in unrealized gain on United States Treasury Obligations and Futures			203	203			10,905,748	10,905,748	10,905,951	203	10,906,154

Net Income			379	379			22,364,369	22,364,369	22,364,748	379	22,365,127

Balance at September 30, 2009	40	$1,000	$190	$1,190	2,400,000	$64,355,990	$7,055,665	$71,411,655	$71,412,845	$1,190	$71,414,035

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$113	$1,113	1,000,000	$25,160,026	$2,674,260	$27,834,286	$27,835,399	$1,000	$27,836,399

Sale of Shares					1,400,000	47,022,580		47,022,580	47,022,580		47,022,580

Redemption of Shares					(600,000)	(19,268,346)		(19,268,346)	(19,268,346)		(19,268,346)

Net Loss

Net investment income			13	13			535,515	535,515	535,528	17	535,545

Net realized gain on United States Treasury Obligations and Futures			118	118			5,105,445	5,105,445	5,105,563	153	5,105,716

Net change in unrealized loss on United States Treasury Obligations and Futures			(346)	(346)			(20,807,174)	(20,807,174)	(20,807,520)	(272)	(20,807,792)

Net Loss			(215)	(215)			(15,166,214)	(15,166,214)	(15,166,429)	(102)	(15,166,531)

Balance at September 30, 2008	40	$1,000	$(102)	$898	1,800,000	$52,914,260	$(12,491,954)	$40,422,306	$40,423,204	$898	$40,424,102

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flow provided by operating activities:
Net Income (Loss)	$22,365,127	$(15,166,531)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(183,424,219)	(154,789,836)
Proceeds from securities sold and matured	152,498,622	145,468,953
Net accretion of discount on United States Treasury Obligations	(68,459)	(666,883)
Net realized gain on United States Treasury Obligations	(387)	(11,910)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(10,906,154)	20,807,792
Change in operating receivables and liabilities:
Payable for securities purchased	3,998,888	—
Payable to broker	1,546,567	—
Management fee payable	11,853	25,839
Other assets	—	4,921
Brokerage fee payable	304	1,706

Net cash used for operating activities	(13,977,858)	(4,325,949)

Cash flows from financing activities:
Proceeds from sale of Shares	39,933,490	47,022,580
Redemption of Shares	(35,476,840)	(19,268,346)

Net cash provided by financing activities	4,456,650	27,754,234

Net change in cash held by broker	(9,521,208)	23,428,285
Cash held by broker at beginning of period	9,521,208	3,788,960

Cash held by broker at end of period	$—	$27,217,245

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

The Fund does not employ leverage. As of September 30, 2009 and December 31, 2008, the Fund had $76,989,141 (or 100%) and $44,609,752 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $4,649,400 (or 6.04%) and $6,825,600 (or 15.30%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB Silver Fund and Subsidiary

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $95,969 and $61,835, respectively. Management Fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $250,929 and $198,595, respectively. As of September 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $29,051 and $17,198, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. The Commodity Broker is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $1,678 and $4,947, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $9,775 and $15,888, respectively. As of September 30, 2009 and December 31, 2008, brokerage fees payable were $600 and $296, respectively.

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

PowerShares DB Silver Fund and Subsidiary

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

PowerShares DB Silver Fund and Subsidiary

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2009 and December 31, 2008 was $4,649,400 and $6,825,600, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $4,000,000 notional amount of United States Treasury Obligations which was unpaid as of September 30, 2009. As a result, a payable for securities purchased is reported for $3,998,888. There was no amount payable for securities purchased as of December 31, 2008.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2009 the Fund did not hold a cash balance. As of December 31, 2008, the Fund had cash held by the Commodity Broker of $9,521,208. There were no cash equivalents held by the Fund as of September 30, 2009 and December 31, 2008.

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of September 30, 2009, the futures contracts held by the Fund were in an unrealized appreciation position of $17,495,745, of which the Fund utilized $1,546,567 to purchase United States Treasury Obligations. No net interest expense was incurred by the Fund as unrealized appreciation on open positions of futures contracts exceeded the payable to broker by $15,949,178 as of September 30, 2009. As of December 31, 2008, the Fund did not have an amount payable to broker.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $17,495,745 and $6,589,745, respectively.

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

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$59,493,396	$28,498,799
Commodity Futures Contracts (Level 1)	$17,495,745	$6,589,745

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

PowerShares DB Silver Fund and Subsidiary

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

[Remainder of page left blank intentionally]

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2009 and 2008

and Nine Months Ended September 30, 2009 and 2008

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Shares Sold	—	200,000	$—	$6,384,946	1,600,000	1,400,000	$39,933,490	$47,022,580
Shares Redeemed	(1,000,000)	(200,000)	(26,441,982)	(6,981,282)	(1,400,000)	(600,000)	(35,476,840)	(19,268,346)

Net Increase/(Decrease)	(1,000,000)	—	$(26,441,982)	$(596,336)	200,000	800,000	$4,456,650	$27,754,234

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

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$24.37	$32.13	$20.27	$27.83
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	5.41	(9.75)	9.55	(5.68)
Net investment income (loss)	(0.03)	0.08	(0.07)	0.31

Net income (loss)	5.38	(9.67)	9.48	(5.37)
Net asset value per Share, end of period	$29.75	$22.46	$29.75	$22.46

Market value per Share, beginning of period	$24.38	$32.13	$20.46	$27.79

Market value per Share, end of period	$29.76	$22.05	$29.76	$22.05

Ratio to average Shares *
Net investment income (loss)	(0.39)%	1.12%	(0.38)%	1.35%

Total expenses	0.52%	0.54%	0.52%	0.54%

Total Return, at net asset value **	22.08%	(30.10)%	46.77%	(19.30)%

Total Return, at market value **	22.07%	(31.37)%	45.45%	(20.65)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through November 6, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

[Remainder of page left blank intentionally]

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

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbs/weights.aspx with respect to the most recently available weighted composition of the DBS Fund and http://dbfunds.db.com/dbs/index.aspx with respect to the composition of the DBS Fund’s index on the Base Date.

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

The section “Summary of DBLCI-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY SI TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY SI TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY SI TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2009 and 2008

and the Nine Months Ended September 30, 2009 and 2008

Underlying Index	Aggregate returns for index in the DBLCI-OY SI TR
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
DB Silver Indices	22.17%	(30.19)%	47.21%	(19.21)%

AGGREGATE RETURN	22.17%	(30.19)%	47.21%	(19.21)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY SI TR™. The only difference between the Index and the DBLCI-OY SI TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY SI TR™ does include such a component. The difference between the Index and the DBLCI-OY SI TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBLCI-OY SI TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $13.9 million and $4.3 million for the Nine Months Ended September 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2009, $183.4 million was paid to purchase United States Treasury Obligations and $152.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2008, $154.8 million was paid to purchase United States Treasury Obligations and $145.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $10.9 million and decreased by $20.8 million during the Nine Months Ended September 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $4.5 million and $27.8 million during the Nine Months Ended September 30, 2009 and 2008, respectively. This included $39.9 million and $47.0 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2009 and 2008, respectively.

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

THE MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS MANAGING OWNER, THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE BEEN MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND MANAGING FUTURES ACCOUNTS AND RELATED PRODUCTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 22.07% from $24.38 per Share to $29.76 per Share. The Share price low and high for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a low of $22.62 per Share (-7.22%) on July 10, 2009 to a high of $31.19 per Share (+27.93%) on September 16, 2009.

For the Three Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 31.37% from $32.13 per Share to $22.05 per Share. The Share price high and low for the Three Months Ended September 30, 2008 and related change from the Share price on June 30, 2008 was as follows: Shares traded from a high of $35.26 per Share (+9.74%) on July 14, 2008 to a low of $19.16 per Share (-40.37%) on September 16, 2008.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2009, the net asset value of each Share increased 22.08% from $24.37 per Share to $29.75 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended September 30, 2009 resulted in an overall 22.17% increase in the level of the DBLCI-OY SI TR™.

Net income for the Three Months Ended September 30, 2009 was $15.0 million, resulting from $0.02 million of interest income, net realized gains of $9.4 million, net unrealized gains of $5.7 million and operating expenses of $0.1 million.

For the Three Months Ended September 30, 2008, the net asset value of each Share decreased 30.10% from $32.13 per Share to $22.46 per Share. Depreciation in the price of silver futures contracts during the Three Months Ended September 30, 2008 resulted in an overall 30.19% decrease in the level of the DBLCI-OY SI TR™.

Net loss for the Three Months Ended September 30, 2008 was $16.8 million, resulting from $0.2 million of interest income, net realized and unrealized losses of $16.9 million and operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Nine Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 45.45% from $20.46 per Share to $29.76 per Share. The Share price low and high for the Nine Months Ended September 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $18.91 per Share (-7.58%) on January 14, 2009 to a high of $31.19 (+52.44%) per Share on September 16, 2009.

For the Nine Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 20.65% from $27.79 per Share to $22.05 per Share. The Share price high and low for the Nine Months Ended September 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $38.53 (+38.65%) per Share on March 5, 2008 to a low of $19.16 per Share (-31.05%) on September 16, 2008.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2009, the net asset value of each Share increased 46.77% from $20.27 per Share to $29.75 per Share. Strong appreciation in the price of silver futures contracts during the Nine Months Ended September 30, 2009 resulted in an overall 47.21% increase in the level of the DBLCI-OY SI TR™.

Net income for the Nine Months Ended September 30, 2009 was $22.4 million, resulting from $0.07 million of interest income, net realized and unrealized gains of $22.6 million and operating expenses of $0.3 million.

For the Nine Months Ended September 30, 2008, the net asset value of each Share decreased 19.30% from $27.83 per Share to $22.46 per Share. Depreciation in the price of silver futures contracts during the Nine Months Ended September 30, 2008 contributed to a 19.21% decrease in the level of the DBLCI-OY SI TR™.

Net loss for the Nine Months Ended September 30, 2008 was $15.1 million, resulting from $0.8 million of interest income, net realized and unrealized losses of $15.7 million and operating expenses of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions as of September 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* of % Net Assets	Number of times VaR Exceeded
Silver	December 2009	5,191,249	7.27%	12
Aggregate/Total		5,386,081	7.54%	9

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* of % Net Assets	Number of times VaR Exceeded
Silver	December 2009	3,320,174	7.45%	13
Aggregate/Total		3,320,724	7.45%	15

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The primary trading risk exposure of the Fund as of September 30, 2009 relating to the Index Commodity is as follows:

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

For the Three Months Ended September 30, 2009, no Shares were created and 1.0 million Shares were redeemed for $26.4 million. On September 30, 2009, 2.4 million Shares of the Fund were outstanding for a market capitalization of $71.4 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2009	1,000,000	$26.44
Three Months Ended September 30, 2008	200,000	$34.91

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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