Form 10-Q
period 2009-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB BASE METALS MASTER FUND; POWERSHARES DB BASE METALS FUND
filed 2009-11-06
CIK 1367305, 1367306, 1383083, 1383084

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

Indicate the number of outstanding Shares as of September 30, 2009: 21,000,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $368,932,273 and $30,999,510, respectively)	$368,957,868	$30,997,263
Cash held by broker	—	30,952,245
Net unrealized appreciation (depreciation) on futures contracts	85,425,713	(28,506,169)

Deposits with broker	454,383,581	33,443,339

Total assets	$454,383,581	$33,443,339

Liabilities
Payable to broker	$32,203,783	$—
Payable for securities purchased	34,990,268	—
Management fee payable	234,561	21,332
Brokerage fee payable	3,943	585

Total liabilities	$67,432,555	$21,917

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(263)	(523)

Total General shares	737	477

Shares:
Paid in capital—21,000,000 and 2,800,000 redeemable Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	353,528,842	95,254,196
Accumulated earnings (deficit)	33,420,710	(61,833,728)

Total Shares	386,949,552	33,420,468

Total shareholders’ equity	386,950,289	33,420,945

Non-controlling interest in consolidated subsidiary—related party	737	477

Total equity	386,951,026	33,421,422

Total liabilities and equity	$454,383,581	$33,443,339

Net asset value per share
General shares	$18.43	$11.93
Shares	$18.43	$11.94

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due October 1, 2009	9.05%	$35,000,000	$35,000,000
U.S. Treasury Bills, 0.09% due October 8, 2009	4.39	16,999,949	17,000,000
U.S. Treasury Bills, 0.03% due October 15, 2009	2.33	8,999,901	9,000,000
U.S. Treasury Bills, 0.04% due October 22, 2009	3.88	14,999,670	15,000,000
U.S. Treasury Bills, 0.145% due October 29, 2009	2.71	10,499,506	10,500,000
U.S. Treasury Bills, 0.18% due November 5, 2009	11.37	43,998,284	44,000,000
U.S. Treasury Bills, 0.185% due November 12, 2009	5.04	19,498,869	19,500,000
U.S. Treasury Bills, 0.18% due November 19, 2009	1.55	5,999,472	6,000,000
U.S. Treasury Bills, 0.16% due November 27, 2009	3.10	11,998,956	12,000,000
U.S. Treasury Bills, 0.15% due December 3, 2009	17.96	69,493,050	69,500,000
U.S. Treasury Bills, 0.14% due December 10, 2009	5.43	20,997,354	21,000,000
U.S. Treasury Bills, 0.135% due December 17, 2009	7.23	27,995,100	28,000,000
U.S. Treasury Bills, 0.10% due December 24, 2009	12.27	47,488,362	47,500,000
U.S. Treasury Bills, 0.115% due December 31, 2009	9.04	34,989,395	35,000,000

Total United States Treasury Obligations (cost $368,932,273)	95.35%	$368,957,868

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Aluminum (1,804 contracts, settlement date November 16, 2009)	3.44%	$13,316,406
Copper (960 contracts, settlement date March 15, 2010)	9.78	37,852,525
Zinc (3,187 contracts, settlement date May 17, 2010)	8.86	34,256,782

Net Unrealized Appreciation on Futures Contracts	22.08%	$85,425,713

Net unrealized appreciation is comprised of unrealized gains of $85,967,300 and unrealized losses of $541,587.

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

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Interest Income, net	$112,133	$415,178	$210,407	$1,365,542

Expenses
Management Fee	660,894	177,657	1,185,525	530,818
Brokerage Commissions and Fees	5,437	(7,893)	23,222	6,233

Total Expenses	666,331	169,764	1,208,747	537,051

Net investment income (loss)	(554,198)	245,414	(998,340)	828,491

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	99	10,238	(501)	20,087
Futures	1,449,156	(958,832)	(17,705,925)	(5,896,093)

Net realized gain (loss)	1,449,255	(948,594)	(17,706,426)	(5,876,006)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	27,352	106,423	27,842	88,698
Futures	60,772,638	(21,068,312)	113,931,882	(11,869,519)

Net change in unrealized gain (loss)	60,799,990	(20,961,889)	113,959,724	(11,780,821)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	62,249,245	(21,910,483)	96,253,298	(17,656,827)

Net Income (Loss)	$61,695,047	$(21,665,069)	$95,254,958	$(16,828,336)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(132)	206	(260)	209

Net Income (Loss) Attributable to PowerShares DB Base Metals Fund and Subsidiary	$61,694,915	$(21,664,863)	$95,254,698	$(16,828,127)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2009	40	$1,000	$(395)	$605	20,400,000	$336,695,692	$(28,274,073)	$308,421,619	$308,422,224	$605	$308,422,829

Sale of Shares					2,800,000	49,708,974		49,708,974	49,708,974		49,708,974

Redemption of Shares					(2,200,000)	(32,875,824)		(32,875,824)	(32,875,824)		(32,875,824)

Net Income

Net investment loss			(1)	(1)			(554,196)	(554,196)	(554,197)	(1)	(554,198)

Net realized gain on United States Treasury Obligations and Futures			2	2			1,449,251	1,449,251	1,449,253	2	1,449,255

Net change in unrealized gain on United States Treasury Obligations and Futures			131	131			60,799,728	60,799,728	60,799,859	131	60,799,990

Net Income			132	132			61,694,783	61,694,783	61,694,915	132	61,695,047

Balance at September 30, 2009	40	$1,000	$(263)	$737	21,000,000	$353,528,842	$33,420,710	$386,949,552	$386,950,289	$737	$386,951,026

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2008	40	$1,000	$(3)	$997	4,200,000	$118,674,792	$(13,976,893)	$104,697,899	$104,698,896	$997	$104,699,893

Sale of Shares					600,000	13,551,730		13,551,730	13,551,730		13,551,730

Redemption of Shares					(800,000)	(17,443,992)		(17,443,992)	(17,443,992)		(17,443,992)

Net Loss

Net investment income			3	3			245,408	245,408	245,411	3	245,414

Net realized loss on United States Treasury Obligations and Futures			(10)	(10)			(948,574)	(948,574)	(948,584)	(10)	(948,594)

Net change in unrealized loss on United States Treasury Obligations and Futures			(199)	(199)			(20,961,491)	(20,961,491)	(20,961,690)	(199)	(20,961,889)

Net Loss			(206)	(206)			(21,664,657)	(21,664,657)	(21,664,863)	(206)	(21,665,069)

Balance at September 30, 2008	40	$1,000	$(209)	$791	4,000,000	$114,782,530	$(35,641,550)	$79,140,980	$79,141,771	$791	$79,142,562

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(523)	$477	2,800,000	$95,254,196	$(61,833,728)	$33,420,468	$33,420,945	$477	$33,421,422

Sale of Shares					21,000,000	298,511,290		298,511,290	298,511,290		298,511,290

Redemption of Shares					(2,800,000)	(40,236,644)		(40,236,644)	(40,236,644)		(40,236,644)

Net Income

Net investment loss			(3)	(3)			(998,334)	(998,334)	(998,337)	(3)	(998,340)

Net realized loss on United States Treasury Obligations and Futures			(164)	(164)			(17,706,098)	(17,706,098)	(17,706,262)	(164)	(17,706,426)

Net change in unrealized gain on United States Treasury Obligations and Futures			427	427			113,958,870	113,958,870	113,959,297	427	113,959,724

Net Income			260	260			95,254,438	95,254,438	95,254,698	260	95,254,958

Balance at September 30, 2009	40	$1,000	$(263)	$737	21,000,000	$353,528,842	$33,420,710	$386,949,552	$386,950,289	$737	$386,951,026

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2008	40	$1,000	$(120)	$880	2,200,000	$67,214,352	$(18,813,512)	$48,400,840	$48,401,720	$1,000	$48,402,720

Sale of Shares					3,600,000	89,803,186		89,803,186	89,803,186		89,803,186

Redemption of Shares					(1,800,000)	(42,235,008)		(42,235,008)	(42,235,008)		(42,235,008)

Net Loss

Net investment income			9	9			828,477	828,477	828,486	5	828,491

Net realized loss on United States Treasury Obligations and Futures			(112)	(112)			(5,875,790)	(5,875,790)	(5,875,902)	(104)	(5,876,006)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			14	14			(11,780,725)	(11,780,725)	(11,780,711)	(110)	(11,780,821)

Net Loss			(89)	(89)			(16,828,038)	(16,828,038)	(16,828,127)	(209)	(16,828,336)

Balance at September 30, 2008	40	$1,000	$(209)	$791	4,000,000	$114,782,530	$(35,641,550)	$79,140,980	$79,141,771	$791	$79,142,562

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flow provided by operating activities:
Net Income (Loss)	$95,254,958	$(16,828,336)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(753,718,821)	(306,613,363)
Proceeds from securities sold and matured	415,996,921	273,926,732
Net accretion of discount on United States Treasury Obligations	(211,364)	(1,275,432)
Net realized (gain) loss on United States Treasury Obligations	501	(20,087)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(113,959,724)	11,780,821
Increase in restricted cash	—	(1,354,519)
Change in operating receivables and liabilities:
Payable for securities purchased	34,990,268	—
Payable to broker	32,203,783	—
Management fee payable	213,229	81,356
Brokerage fee payable	3,358	(1,814)

Net cash used for operating activities	(289,226,891)	(40,304,642)

Cash flows from financing activities:
Proceeds from sale of Shares	298,511,290	89,803,186
Redemption of Shares	(40,236,644)	(42,235,008)

Net cash provided by financing activities	258,274,646	47,568,178

Net change in cash held by broker	(30,952,245)	7,263,536
Cash held by broker at beginning of period	30,952,245	11,051,488

Cash held by broker at end of period	$—	$18,315,024

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

The Fund does not employ leverage. As of September 30, 2009 and December 31, 2008, the Fund had $454,383,581 (or 100%) and $33,443,339 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $35,931,824 (or 7.91%) and $5,273,461 (or 15.77%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional

PowerShares DB Base Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $660,894 and $177,657, respectively. Management Fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $1,185,525 and $530,818, respectively. As of September 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $234,561 and $21,332, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $5,437 and had a brokerage fees net credit of $7,893, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $23,222 and $6,233, respectively. As of September 30, 2009 and December 31, 2008, brokerage fees payable were $3,943 and $585, respectively.

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

PowerShares DB Base Metals Fund and Subsidiary

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

PowerShares DB Base Metals Fund and Subsidiary

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2009 and December 31, 2008 was $35,931,824 and $5,273,461, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $35,000,000 notional of United States Treasury Obligations which was unpaid as of September 30, 2009. As a result a payable for securities purchased is reported for $34,990,268. There was no payable for securities purchased as of December 31, 2008.

PowerShares DB Base Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2009, the Fund had no cash held by the Commodity Broker. As of December 31, 2008, the Fund had $30,952,245 of cash held by the Commodity Broker of which $28,506,169 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of September 30, 2009 and December 31, 2008.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of September 30, 2009, the futures contracts held by the Fund were in an unrealized appreciation position of $85,425,713, of which the Fund utilized $32,203,783 to purchase United States Treasury Obligations. No interest expense was incurred by the Fund as unrealized appreciation on open positions of futures contracts exceeded the payable to broker by $53,221,930 as at September 30, 2009. As of December 31, 2008, the Fund did not have an amount payable to broker.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation and depreciation position of $85,425,713 and $28,506,169, respectively.

(j) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by

PowerShares DB Base Metals Fund and Subsidiary

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$368,957,868	$30,997,263
Commodity Futures Contracts (Level 1)	$85,425,713	$(28,506,169)

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

PowerShares DB Base Metals Fund and Subsidiary

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

PowerShares DB Base Metals Fund and Subsidiary

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Shares Sold	2,800,000	600,000	$49,708,974	$13,551,730	21,000,000	3,600,000	$298,511,290	$89,803,186
Shares Redeemed	(2,200,000)	(800,000)	(32,875,824)	(17,443,992)	(2,800,000)	(1,800,000)	(40,236,644)	(42,235,008)

Net Increase/ (Decrease)	600,000	(200,000)	$16,833,150	$(3,892,262)	18,200,000	1,800,000	$258,274,646	$47,568,178

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

PowerShares DB Base Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$15.12	$24.93	$11.94	$22.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	3.34	(5.20)	6.56	(2.42)
Net investment income (loss)	(0.03)	0.06	(0.07)	0.21

Net income (loss)	3.31	(5.14)	6.49	(2.21)
Net asset value per Share, end of period	$18.43	$19.79	$18.43	$19.79

Market value per Share, beginning of period	$15.07	$25.01	$11.91	$21.90

Market value per Share, end of period	$18.28	$19.67	$18.28	$19.67

Ratio to average Shares*
Net investment income (loss)	(0.63)%	1.04%	(0.63)%	1.17%
Total expenses	0.76%	0.72%	0.76%	0.76%
Total Return, at net asset value **	21.89%	(20.62)%	54.36%	(10.05)%

Total Return, at market value **	21.30%	(21.35)%	53.48%	(10.18)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

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

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the DBB Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the DBB Fund’s index on the Base Date.

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

Underlying Index	Aggregate returns for indexes in the DBLCI-OY Industrial Metals TR™
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
DB Aluminum Indices	14.04%	-23.08%	14.72%	-3.06%
DB Zinc Indices	24.52%	-13.08%	52.81%	-27.61%
DB Copper Indices	23.81%	-23.05%	95.57%	-0.55%
AGGREGATE RETURN	21.83%	-20.74%	54.50%	-9.99%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Industrial Metals TR™. The only difference between the Index and the DBLCI-OY Industrial Metals TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Industrial Metals TR™ does include such a component. The difference between the Index and the DBLCI-OY Industrial Metals TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBLCI-OY Industrial Metals TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $289.2 million and $40.3 million for the Nine Months Ended September 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2009, $753.7 million was paid to purchase United States Treasury Obligations and $416.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2008, $306.6 million was paid to purchase United States Treasury Obligations and $273.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $114.0 million and decreased by $11.8 million during the Nine Months Ended September 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $258.3 million and $47.6 million during the Nine Months Ended September 30, 2009 and 2008, respectively. This included $298.5 million and $89.8 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2009 and 2008, respectively.

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

COMPARISON OF DBB, DBBNAV AND DBBMIX FOR THE THREE MONTHS ENDED

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 21.30% from $15.07 per Share to $18.28 per Share. The Share price low and high for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a low of $14.43 per Share (-4.25%) on July 8, 2009 to a high of $18.98 per Share (+25.95%) on August 13, 2009.

For the Three Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 21.35% from $25.01 per Share to $19.67 per Share. The Share price high and low for the Three Months Ended September 30, 2008 and related change from the Share price on June 30, 2008 was as follows: Shares traded from a high of $25.61 per Share (+2.40%) on July 11, 2008 to a low of $19.55 per Share (-21.83%) on September 29, 2008.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2009, the net asset value of each Share increased 21.89% from $15.12 per Share to $18.43 per Share. An increase in the futures contract prices of aluminum, zinc and copper during the Three Months Ended September 30, 2009 resulted in an overall 21.83% increase in the level of the DBLCI-OY Industrial Metals TR™.

Net income for the Three Months Ended September 30, 2009 was $61.7 million, resulting from $0.1 million of interest income, net realized and unrealized gains of $62.2 million, and operating expenses of $0.6 million.

For the Three Months Ended September 30, 2008, the net asset value of each Share decreased 20.62% from $24.93 per Share to $19.79 per Share. A decline in the price of aluminum, zinc and copper futures contracts the during the Three Months Ended September 30, 2008 resulted in an overall 20.74% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Three Months Ended September 30, 2008 was $21.7 million, resulting from $0.4 million of interest income, net realized and unrealized losses of $21.9 million, and operating expenses of $0.2 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Nine Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 53.48% from $11.91 per Share to $18.28 per Share. The Share price low and high for the Nine Months Ended September 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $10.95 per Share (-8.06%) on February 23, 2009 to a high of $18.98 per Share (+59.36%) on August 13, 2009.

For the Nine Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 10.18% from $21.90 per Share to $19.67 per Share. The Share price high and low for the Nine Months Ended September 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $27.90 per Share (+27.40%) on March 5, 2008 to a low of $19.55 per Share (-10.73%) on September 29, 2008.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2009, the net asset value of each Share increased 54.36% from $11.94 per Share to $18.43 per Share. An increase in the futures contract prices of aluminum, zinc and copper during the Nine Months Ended September 30, 2009, resulted in an overall 54.50% increase in the level of the DBLCI-OY Industrial Metals TR™.

Net income for the Nine Months Ended September 30, 2009 was $95.2 million, resulting from $0.2 million of interest income, net realized losses of $17.7 million, net unrealized gains of $113.9 million, and operating expenses of $1.2 million.

For the Nine Months Ended September 30, 2008, the net asset value of each Share decreased 10.05% from $22.00 per Share to $19.79 per Share. A decline in the futures contract prices of aluminum, zinc and copper during the Nine Months Ended September 30, 2008 resulted in an overall 9.99% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Nine Months Ended September 30, 2008 was $16.8 million, resulting from $1.4 million of interest income, net realized and unrealized losses of $17.7 million, and operating expenses of $0.5 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Aluminum	November 2009	6,582,704	1.70%	7
Zinc	May 2010	10,189,139	2.63%	7
Copper—Grade A	March 2010	10,257,798	2.65%	6
Aggregate/Total		24,708,183	6.39%	2

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Aluminum	November 2009	490,396	1.47%	9
Zinc	May 2009	874,032	2.62%	5
Copper—Grade A	March 2009	746,435	2.23%	12
Aggregate/Total		1,872,741	5.60%	4

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

For the Three Months Ended September 30, 2009, 2.8 million Shares were created for $49.7 million and 2.2 million Shares were redeemed for $32.9 million. On September 30, 2009, 21.0 million Shares of the Fund were outstanding for a market capitalization of $383.9 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2009	2,200,000	$14.94
Three Months Ended September 30, 2008	800,000	$21.80

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Base Metals Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Base Metals Master Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: November 6, 2009	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1