Form 10-Q
period 2009-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Energy Master Fund; PowerShares DB Energy Fund
filed 2009-11-06
CIK 1367305, 1367306, 1383061, 1383062

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

Indicate the number of outstanding Shares as of September 30, 2009: 13,800,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $297,842,766 and $23,897,131, respectively)	$297,854,568	$23,899,032
Cash held by broker	24,102,597	47,716,040
Net unrealized appreciation (depreciation) on futures contracts	6,430,037	(34,086,791)

Deposits with broker	328,387,202	37,528,281

Total assets	$328,387,202	$37,528,281

Liabilities
Management fee payable	$180,348	$21,326
Brokerage fee payable	1,698	29

Total liabilities	$182,046	$21,355

Commitments and Contingencies (Note 9)
Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(49)	(167)

Total General shares	951	833

Shares:
Paid in capital - 13,800,000 and 1,800,000 redeemable Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	330,017,510	55,975,304
Accumulated deficit	(1,814,256)	(18,470,044)

Total Shares	328,203,254	37,505,260

Total shareholders’ equity	328,204,205	37,506,093

Non-controlling interest in consolidated subsidiary - related party	951	833

Total equity	328,205,156	37,506,926

Total liabilities and equity	$328,387,202	$37,528,281

Net asset value per share
General shares	$23.78	$20.83
Shares	$23.78	$20.84

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 8, 2009	1.52%	$4,999,985	$5,000,000
U.S. Treasury Bills, 0.04% due October 22, 2009	13.38	43,899,034	43,900,000
U.S. Treasury Bills, 0.145% due October 29, 2009	0.91	2,999,859	3,000,000
U.S. Treasury Bills, 0.18% due November 5, 2009	1.52	4,999,805	5,000,000
U.S. Treasury Bills, 0.185% due November 12, 2009	10.05	32,998,086	33,000,000
U.S. Treasury Bills, 0.16% due November 27, 2009	2.44	7,999,304	8,000,000
U.S. Treasury Bills, 0.15% due December 3, 2009	8.84	28,997,100	29,000,000
U.S. Treasury Bills, 0.135% due December 17, 2009	14.32	46,991,775	47,000,000
U.S. Treasury Bills, 0.10% due December 24, 2009	37.77	123,969,620	124,000,000

Total United States Treasury Obligations (cost $297,842,766)	90.75%	297,854,568

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Light, Sweet Crude Oil (683 contracts, settlement date June 21, 2010)	(0.18)%	$(579,980)
Light, Sweet Crude Oil (406 contracts, settlement date June 22, 2010)	(0.13)	(430,360)
Brent Crude Oil (1,056 contracts, settlement date September 15, 2010)	0.12	388,780
Heating Oil (421 contracts, settlement date April 30, 2010)	(0.24)	(808,353)
Heating Oil (364 contracts, settlement date May 28, 2010)	0.72	2,372,349
Natural Gas (278 contracts, settlement date August 27, 2010)	0.12	398,570
Gasoline RBOB (1,192 contracts, settlement date November 30, 2009)	1.55	5,089,031

Net Unrealized Appreciation on Futures Contracts	1.96%	$6,430,037

Net unrealized appreciation is comprised of unrealized gains of $9,521,850 and unrealized losses of $3,091,813.

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

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Interest Income, net	$106,185	$609,494	$150,648	$1,431,051

Expenses
Management Fee	536,695	255,370	823,167	611,368
Brokerage Commissions and Fees	26,468	18,965	61,627	33,205

Total Expenses	563,163	274,335	884,794	644,573

Net investment income (loss)	(456,978)	335,159	(734,146)	786,478

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	—	21,037	(607)	22,462
Futures	(4,495,660)	6,083,088	(23,135,952)	25,800,495

Net realized gain (loss)	(4,495,660)	6,104,125	(23,136,559)	25,822,957

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	11,696	27,496	9,901	35,898
Futures	(2,361,063)	(53,603,178)	40,516,828	(26,510,740)

Net change in unrealized gain (loss)	(2,349,367)	(53,575,682)	40,526,729	(26,474,842)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(6,845,027)	(47,471,557)	17,390,170	(651,885)

Net Income (Loss)	$(7,302,005)	$(47,136,398)	$16,656,024	$134,593

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	22	595	(118)	(580)

Net Income (Loss) Attributable to PowerShares DB Energy Fund and Subsidiary	$(7,301,983)	$(47,135,803)	$16,655,906	$134,013

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2009	40	$1,000	$(27)	$973	11,400,000	$271,868,436	$5,487,705	$277,356,141	$277,357,114	$973	$277,358,087

Sale of Shares					2,400,000	58,149,074		58,149,074	58,149,074		58,149,074

Redemption of Shares					—	—		—	—		—

Net Loss

Net investment loss			(1)	(1)			(456,976)	(456,976)	(456,977)	(1)	(456,978)

Net realized loss on United States Treasury Obligations and Futures			(15)	(15)			(4,495,630)	(4,495,630)	(4,495,645)	(15)	(4,495,660)

Net change in unrealized loss on United States Treasury Obligations and Futures			(6)	(6)			(2,349,355)	(2,349,355)	(2,349,361)	(6)	(2,349,367)

Net Loss			(22)	(22)			(7,301,961)	(7,301,961)	(7,301,983)	(22)	(7,302,005)

Balance at September 30, 2009	40	$1,000	$(49)	$951	13,800,000	$330,017,510	$(1,814,256)	$328,203,254	$328,204,205	$951	$328,205,156

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at July 1, 2008	40	$1,000	$1,175	$2,175	3,800,000	$145,974,204	$60,653,029	$206,627,233	$206,629,408	$2,175	$206,631,583

Sale of Shares					600,000	30,404,556		30,404,556	30,404,556		30,404,556

Redemption of Shares					(2,600,000)	(118,810,532)		(118,810,532)	(118,810,532)		(118,810,532)

Net Loss

Net investment income			5	5			335,149	335,149	335,154	5	335,159

Net realized gain on United States Treasury Obligations and Futures			44	44			6,104,037	6,104,037	6,104,081	44	6,104,125

Net change in unrealized loss on United States Treasury Obligations and Futures			(644)	(644)			(53,574,394)	(53,574,394)	(53,575,038)	(644)	(53,575,682)

Net Loss			(595)	(595)			(47,135,208)	(47,135,208)	(47,135,803)	(595)	(47,136,398)

Balance at September 30, 2008	40	$1,000	$580	$1,580	1,800,000	$57,568,228	$13,517,821	$71,086,049	$71,087,629	$1,580	$71,089,209

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	40	$1,000	$(167)	$833	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,093	$833	$37,506,926

Sale of Shares					12,000,000	274,042,206		274,042,206	274,042,206		274,042,206

Redemption of Shares					—	—		—	—		—

Net Income

Net investment loss			(5)	(5)			(734,136)	(734,136)	(734,141)	(5)	(734,146)

Net realized loss on United States Treasury Obligations and Futures			(200)	(200)			(23,136,159)	(23,136,159)	(23,136,359)	(200)	(23,136,559)

Net change in unrealized gain on United States Treasury Obligations and Futures			323	323			40,526,083	40,526,083	40,526,406	323	40,526,729

Net Income			118	118			16,655,788	16,655,788	16,655,906	118	16,656,024

Balance at September 30, 2009	40	$1,000	$(49)	$951	13,800,000	$330,017,510	$(1,814,256)	$328,203,254	$328,204,205	$951	$328,205,156

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2008	40	$1,000	$407	$1,407	1,400,000	$35,847,624	$13,383,981	$49,231,605	$49,233,012	$1,000	$49,234,012

Sale of Shares					3,200,000	147,264,052		147,264,052	147,264,052		147,264,052

Redemption of Shares					(2,800,000)	(125,543,448)		(125,543,448)	(125,543,448)		(125,543,448)

Net Income

Net investment income			15	15			786,430	786,430	786,445	33	786,478

Net realized gain on United States Treasury Obligations and Futures			427	427			25,821,776	25,821,776	25,822,203	754	25,822,957

Net change in unrealized loss on United States Treasury Obligations and Futures			(269)	(269)			(26,474,366)	(26,474,366)	(26,474,635)	(207)	(26,474,842)

Net Income			173	173			133,840	133,840	134,013	580	134,593

Balance at September 30, 2008	40	$1,000	$580	$1,580	1,800,000	$57,568,228	$13,517,821	$71,086,049	$71,087,629	$1,580	$71,089,209

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flow provided by operating activities:
Net Income	$16,656,024	$134,593
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(591,494,123)	(343,559,465)
Proceeds from securities sold and matured	317,698,927	308,916,813
Net accretion of discount on United States Treasury Obligations	(151,046)	(1,271,869)
Net realized (gain) loss on United States Treasury Obligations	607	(22,462)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(40,526,729)	26,474,842
Change in operating receivables and liabilities:
Management fee payable	159,022	95,017
Other assets	—	(122)
Brokerage fee payable	1,669	—

Net cash used for operating activities	(297,655,649)	(9,232,653)

Cash flows from financing activities:
Proceeds from sale of Shares	274,042,206	147,264,052
Redemption of Shares	—	(125,543,448)

Net cash provided by financing activities	274,042,206	21,720,604

Net change in cash held by broker	(23,613,443)	12,487,951
Cash held by broker at beginning of period	47,716,040	11,001,940

Cash held by broker at end of period	$24,102,597	$23,489,891

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

The Fund does not employ leverage. As of September 30, 2009 and December 31, 2008, the Fund had $328,387,202 (or 100%) and $37,528,281 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $21,747,420 (or 6.62%) and $5,997,933 (or 15.98%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $536,695 and $255,370, respectively. Management Fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $823,167 and $611,368, respectively. As of September 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $180,348 and $21,326, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $26,468 and $18,965, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $61,627 and $33,205, respectively. As of September 30, 2009 and December 31, 2008, brokerage fees payable were $1,698 and $29, respectively.

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

PowerShares DB Energy Fund and Subsidiary

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

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2009 and December 31, 2008 was $21,747,420 and $5,997,933, respectively, which is restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $24,102,597 and $47,716,040, respectively, of which none and $34,086,791 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively.

PowerShares DB Energy Fund and Subsidiary

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation and depreciation position of $6,430,037 and $34,086,791, respectively.

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

PowerShares DB Energy Fund and Subsidiary

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$297,854,568	$23,899,032
Commodity Futures Contracts (Level 1)	$6,430,037	$(34,086,791)

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

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2009 and 2008

and Nine Months Ended September 30, 2009 and 2008

	Shares		Paid in Capital		Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Shares Sold	2,400,000	600,000	$58,149,074	$30,404,556	12,000,000	3,200,000	$274,042,206	$147,264,052
Shares Redeemed	—	(2,600,000)	—	(118,810,532)	—	(2,800,000)	—	(125,543,448)

Net Increase/ (Decrease)	2,400,000	(2,000,000)	$58,149,074	$(88,405,976)	12,000,000	400,000	$274,042,206	$21,720,604

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

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$24.33	$54.38	$20.84	$35.17
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.51)	(15.01)	3.05	3.99
Net investment income (loss)	(0.04)	0.12	(0.11)	0.33

Net income (loss)	(0.55)	(14.89)	2.94	4.32
Net asset value per Share, end of period	$23.78	$39.49	$23.78	$39.49

Market value per Share, beginning of period	$24.44	$54.55	$20.09	$35.30

Market value per Share, end of period	$23.62	$39.66	$23.62	$39.66

Ratio to average Shares*
Net investment income (loss)	(0.64)%	0.99%	(0.66)%	0.96%

Total expenses	0.79%	0.81%	0.80%	0.79%

Total Return, at net asset value **	(2.26)%	(27.38)%	14.11%	12.28%

Total Return, at market value **	(3.36)%	(27.30)%	17.57%	12.35%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbe/weights.aspx with respect to the most recently available weighted composition of the DBE Fund and http://dbfunds.db.com/dbe/index.aspx with respect to the composition of the DBE Fund’s index on the Base Date.

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

The section “Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

[Remainder of page left blank intentionally.]

Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008

Underlying Index	Aggregate returns for indexes in the DBLCI-OY Energy TR™
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Light, Sweet Crude Oil (WTI) Indices	-1.04%	(27.12)%	23.36%	11.40%
Heating Oil Indices	-3.10%	(25.59)%	5.71%	21.63%
Brent Crude Oil Indices	-2.18%	(27.80)%	17.79%	11.52%
RBOB Gasoline Indices	-1.90%	(27.11)%	36.50%	6.38%
Natural Gas Indices	-2.17%	(32.32)%	-40.03%	13.55%
AGGREGATE RETURN	-2.01%	(27.44)%	14.89%	12.81%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Energy TR™. The only difference between the Index and the DBLCI-OY Energy TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Energy TR™ does include such a component. The difference between the Index and the DBLCI-OY Energy TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBLCI-OY Energy TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $297.7 million and $9.2 million for the Nine Months Ended September 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2009, $591.5 million was paid to purchase United States Treasury Obligations and $317.7 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2008, $343.6 million was paid to purchase United States Treasury Obligations and $308.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $40.5 million and decreased by $26.5 million during the Nine Months Ended September 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $274.0 million and $21.7 million during the Nine Months Ended September 30, 2009 and 2008, respectively. This included $274.0 million and $147.3 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2009 and 2008, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share decreased 3.36% from $24.44 per Share to $23.62 per Share. The Share price high and low for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a high of $25.99 per Share (+6.34%) on August 5, 2009 to a low of $21.29 per Share (-12.89%) on July 14, 2009.

For the Three Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 27.30% from $54.55 per Share to $39.66 per Share. The Share price high and low for the Three Months Ended September 30, 2008 and related change from the Share price on June 30, 2008 was as follows: Shares traded from a high of $56.25 per Share (+3.12%) on July 3, 2008 to a low of $36.88 per Share (-32.39%) on September 16, 2008.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2009, the net asset value of each Share decreased 2.26% from $24.33 per Share to $23.78 per Share. Declines in the futures contract prices of light, sweet crude oil, heating oil, brent crude oil, RBOB gasoline and Natural Gas during the Three Months Ended September 30, 2009 resulted in an overall 2.01% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Three Months Ended September 30, 2009 was $7.3 million, resulting from $0.1 million of interest income, net realized losses of $4.5 million, net unrealized losses of $2.3 million, and operating expenses of $0.6 million.

For the Three Months Ended September 30, 2008, the net asset value of each Share decreased 27.38% from $54.38 per Share to $39.49 per Share. Strong depreciation in the futures contract prices of light, sweet crude oil, heating oil, brent crude oil, natural gas and RBOB gasoline during the Three Months Ended September 30, 2008 resulted in an overall 27.44% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Three Months Ended September 30, 2008 was $47.1 million, resulting from $0.6 million of interest income, net realized and unrealized losses of $47.4 million, and operating expenses of $0.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Nine Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 17.57% from $20.09 per Share to $23.62 per Share. The Share price low and high for the Nine Months Ended September 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $16.43 per Share (-18.22%) on February 18, 2009 to a high of $25.99 per Share (+29.37%) on August 5, 2009.

For the Nine Months Ended September 30, 2008, the NYSE Alternext market value of each Share increased 12.35% from $35.30 per Share to $39.66 per Share. The Share price low and high for the Nine Months Ended September 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $33.07 per Share (-6.32%) on January 23, 2008 to a high of $56.25 per Share (+59.35%) on July 3, 2008.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2009, the net asset value of each Share increased 14.11% from $20.84 per Share to $23.78 per Share. Appreciation in the futures contract prices of light, sweet crude oil, heating oil, brent crude oil and RBOB gasoline during the Nine Months Ended September 30, 2009 were partially offset by falling prices for natural gas resulting in an overall 14.89% increase in the level of the DBLCI-OY Energy TR™.

Net income for the Nine Months Ended September 30, 2009 was $16.7 million, resulting from $0.2 million of interest income, net realized losses of $23.1 million, net unrealized gains of $40.5 million, and operating expenses of $0.9 million.

For the Nine Months Ended September 30, 2008, the net asset value of each Share increased 12.28% from $35.17 per Share to $39.49 per Share. Appreciation in the futures contract prices of light, sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas during the Nine Months Ended September 30, 2008 resulted in an overall 12.81% increase in the level of the DBLCI-OY Energy TR™.

Net income for the Nine Months Ended September 30, 2008 was $0.1 million, resulting from $1.4 million of interest income, net realized and unrealized losses of $0.7 million, and operating expenses of $0.6 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil	June 2010	7,757,771	2.36%	7
Heating Oil	April 2010 - May 2010	5,763,850	1.76%	6
Brent Crude Oil	September 2010	6,714,190	2.05%	9
RBOB Gasoline	November 2009	7,475,290	2.28%	11
Natural Gas	August 2009	3,586,514	1.09%	5
Aggregate/Total		26,398,301	8.04%	4

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil	June 2009	667,281	1.78%	12
Heating Oil	May 2009	539,251	1.44%	9
Brent Crude Oil	August 2009	654,671	1.75%	11
RBOB Gasoline	November 2009	642,711	1.71%	11
Natural Gas	April 2009	257,615	0.69%	11
Aggregate/Total		2,362,187	6.30%	8

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

For the Three Months Ended September 30, 2009, 2.4 million Shares were created for $58.1 million and no Shares were redeemed. On September 30, 2009, 13.8 million Shares of the Fund were outstanding for a market capitalization of $326.0 million.

[Remainder of page left blank intentionally.]

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2009	—	$—
Three Months Ended September 30, 2008	2,600,000	$45.70

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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