Form 10-Q
period 2009-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund; DB Oil Master Fund
filed 2009-11-06
CIK 1367305, 1367306, 1383058, 1383060

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

Indicate the number of outstanding Shares as of September 30, 2009: 11,200,000 Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $233,950,432 and $64,998,456, respectively)	$233,978,728	$64,992,183
Cash held by broker	52,492,814	28,145,987
Net unrealized depreciation on futures contracts	(3,242,050)	(3,883,080)

Deposits with broker	283,229,492	89,255,090

Total assets	$283,229,492	$89,255,090

Liabilities
Payable for securities purchased	$3,998,888	$—
Management fee payable	121,293	27,885
Brokerage fee payable	62	171

Total liabilities	$4,120,243	$28,056

Commitments and Contingencies (Note 9)
Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(3)	(189)

Total General shares	997	811

Shares:
Paid in capital - 11,200,000 and 4,400,000 redeemable Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	243,933,154	109,235,136
Accumulated earnings (deficit)	35,174,101	(20,009,724)

Total Shares	279,107,255	89,225,412

Total shareholders’ equity	279,108,252	89,226,223

Non-controlling interest in consolidated subsidiary - related party	997	811

Total equity	279,109,249	89,227,034

Total liabilities and equity	$283,229,492	$89,255,090

Net asset value per share
General shares	$24.93	$20.28
Shares	$24.92	$20.28

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due October 1, 2009	1.43%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.03% due October 15, 2009	0.36	999,989	1,000,000
U.S. Treasury Bills, 0.04% due October 22, 2009	1.97	5,499,879	5,500,000
U.S. Treasury Bills, 0.145% due October 29, 2009	4.30	11,999,436	12,000,000
U.S. Treasury Bills, 0.18% due November 5, 2009	6.45	17,999,298	18,000,000
U.S. Treasury Bills, 0.185% due November 12, 2009	12.54	34,997,970	35,000,000
U.S. Treasury Bills, 0.18% due November 19, 2009	3.94	10,999,032	11,000,000
U.S. Treasury Bills, 0.16% due November 27, 2009	10.39	28,997,477	29,000,000
U.S. Treasury Bills, 0.15% due December 3, 2009	26.15	72,992,700	73,000,000
U.S. Treasury Bills, 0.14% due December 10, 2009	12.18	33,995,716	34,000,000
U.S. Treasury Bills, 0.135% due December 17, 2009	1.43	3,999,300	4,000,000
U.S. Treasury Bills, 0.10% due December 24, 2009	1.26	3,499,143	3,500,000
U.S. Treasury Bills, 0.115% due December 31, 2009	1.43	3,998,788	4,000,000

Total United States Treasury Obligations (cost $233,950,432)	83.83%	$233,978,728

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Light, Sweet Crude Oil (955 contracts, settlement date June 21, 2010)	(0.20)%	$(556,880)
Light, Sweet Crude Oil (2,823 contracts, settlement date June 22, 2010)	(0.96)	(2,685,170)

Net Unrealized Depreciation on Futures Contracts	(1.16)%	$(3,242,050)

Net unrealized depreciation is comprised of unrealized losses of $4,503,830 and unrealized gains of $1,261,780.

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

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Interest Income, net	$82,985	$240,521	$198,328	$711,337

Expenses
Management Fee	332,568	69,442	749,871	185,369
Brokerage Commissions and Fees	25,604	(694)	78,990	23,580

Total Expenses	358,172	68,748	828,861	208,949

Net investment income (loss)	(275,187)	171,773	(630,533)	502,388

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	3,613	7,119	641	7,948
Futures	(3,423,560)	(1,772,770)	55,138,490	15,950,030

Net realized gain (loss)	(3,419,947)	(1,765,651)	55,139,131	15,957,978

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	31,022	22,508	34,569	21,194
Futures	(2,079,630)	(16,456,890)	641,030	(14,529,320)

Net change in unrealized gain (loss)	(2,048,608)	(16,434,382)	675,599	(14,508,126)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(5,468,555)	(18,200,033)	55,814,730	1,449,852

Net Income (Loss)	$(5,743,742)	$(18,028,260)	$55,184,197	$1,952,240

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	12	573	(186)	(541)

Net Income (Loss) Attributable to PowerShares DB Oil Fund and Subsidiary	$(5,743,730)	$(18,027,687)	$55,184,011	$1,951,699

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2009	40	$1,000	$9	$1,009	9,600,000	$201,235,610	$40,917,819	$242,153,429	$242,154,438	$1,009	$242,155,447

Sale of Shares					4,200,000	106,071,318		106,071,318	106,071,318		106,071,318

Redemption of Shares					(2,600,000)	(63,373,774)		(63,373,774)	(63,373,774)		(63,373,774)

Net Loss

Net investment loss			(1)	(1)			(275,185)	(275,185)	(275,186)	(1)	(275,187)

Net realized loss on United States Treasury Obligations and Futures			(13)	(13)			(3,419,921)	(3,419,921)	(3,419,934)	(13)	(3,419,947)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			2	2			(2,048,612)	(2,048,612)	(2,048,610)	2	(2,048,608)

Net Loss			(12)	(12)			(5,743,718)	(5,743,718)	(5,743,730)	(12)	(5,743,742)

Balance at September 30, 2009	40	$1,000	$(3)	$997	11,200,000	$243,933,154	$35,174,101	$279,107,255	$279,108,252	$997	$279,109,249

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2008	40	$1,000	$1,114	$2,114	1,400,000	$47,396,780	$26,589,151	$73,985,931	$73,988,045	$2,114	$73,990,159

Sale of Shares					600,000	23,890,548		23,890,548	23,890,548		23,890,548

Redemption of Shares					(600,000)	(25,903,048)		(25,903,048)	(25,903,048)		(25,903,048)

Net Income (Loss)

Net investment income			6	6			171,761	171,761	171,767	6	171,773

Net realized loss on United States Treasury Obligations and Futures			(52)	(52)			(1,765,547)	(1,765,547)	(1,765,599)	(52)	(1,765,651)

Net change in unrealized loss on United States Treasury Obligations and Futures			(527)	(527)			(16,433,328)	(16,433,328)	(16,433,855)	(527)	(16,434,382)

Net Loss			(573)	(573)			(18,027,114)	(18,027,114)	(18,027,687)	(573)	(18,028,260)

Balance at September 30, 2008	40	$1,000	$541	$1,541	1,400,000	$45,384,280	$8,562,037	$53,946,317	$53,947,858	$1,541	$53,949,399

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,226,223	$811	$89,227,034

Sale of Shares					11,400,000	242,637,206		242,637,206	242,637,206		242,637,206

Redemption of Shares					(4,600,000)	(107,939,188)		(107,939,188)	(107,939,188)		(107,939,188)

Net Income

Net investment loss			(3)	(3)			(630,527)	(630,527)	(630,530)	(3)	(630,533)

Net realized gain on United States Treasury Obligations and Futures			187	187			55,138,757	55,138,757	55,138,944	187	55,139,131

Net change in unrealized gain on United States Treasury Obligations and Futures			2	2			675,595	675,595	675,597	2	675,599

Net Income			186	186			55,183,825	55,183,825	55,184,011	186	55,184,197

Balance at September 30, 2009	40	$1,000	$(3)	$997	11,200,000	$243,933,154	$35,174,101	$279,107,255	$279,108,252	$997	$279,109,249

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$385	$1,385	1,000,000	$28,007,508	$6,610,494	$34,618,002	$34,619,387	$1,000	$34,620,387

Sale of Shares					1,600,000	69,463,728		69,463,728	69,463,728		69,463,728

Redemption of Shares					(1,200,000)	(52,086,956)		(52,086,956)	(52,086,956)		(52,086,956)

Net Income

Net investment income			18	18			502,324	502,324	502,342	46	502,388

Net realized gain on United States Treasury Obligations and Futures			616	616			15,956,550	15,956,550	15,957,166	812	15,957,978

Net change in unrealized loss on United States Treasury Obligations and Futures			(478)	(478)			(14,507,331)	(14,507,331)	(14,507,809)	(317)	(14,508,126)

Net Income			156	156			1,951,543	1,951,543	1,951,699	541	1,952,240

Balance at September 30, 2008	40	$1,000	$541	$1,541	1,400,000	$45,384,280	$8,562,037	$53,946,317	$53,947,858	$1,541	$53,949,399

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flow provided by operating activities:
Net Income	$55,184,197	$1,952,240
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(634,744,452)	(145,343,897)
Proceeds from securities sold and matured	465,991,999	146,905,902
Net accretion of discount on United States Treasury Obligations	(198,882)	(604,779)
Net realized gain on United States Treasury Obligations	(641)	(7,948)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(675,599)	14,508,126
Change in operating receivables and liabilities:
Receivable for Shares issued	—	(7,998,243)
Payable for securities purchased	3,998,888	—
Payable for Shares redeemed	—	7,706,616
Management fee payable	93,408	27,772
Other assets	—	1,916
Brokerage fee payable	(109)	—

Net cash (used for) provided by operating activities	(110,351,191)	17,147,705

Cash flows from financing activities:
Proceeds from sale of Shares	242,637,206	69,463,728
Redemption of Shares	(107,939,188)	(52,086,956)

Net cash provided by financing activities	134,698,018	17,376,772

Net change in cash held by broker	24,346,827	34,524,477
Cash held by broker at beginning of period	28,145,987	1,538,904

Cash held by broker at end of period	$52,492,814	$36,063,381

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

The Fund does not employ leverage. As of September 30, 2009 and December 31, 2008, the Fund had $283,229,492 (or 100%) and $89,255,090 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $18,854,100 (or 6.66%) and $15,026,513 (or 16.84%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB Oil Fund and Subsidiary

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $332,568 and $69,442, respectively. Management Fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $749,871 and $185,369, respectively. As of September 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $121,293 and $27,885, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. The Commodity Broker is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $25,604 and had a brokerage fees net credit of $694, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $78,990 and $23,580, respectively. As of September 30, 2009 and December 31, 2008, brokerage fees payable were $62 and $171, respectively.

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

PowerShares DB Oil Fund and Subsidiary

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

PowerShares DB Oil Fund and Subsidiary

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2009 and December 31, 2008 was $18,854,100 and $15,026,513, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $4,000,000 notional amount of United States Treasury Obligations which was unpaid as of September 30, 2009. As a result, a payable for securities purchased is reported for $3,998,888. There was no amount payable for securities purchased as of December 31, 2008.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $52,492,814 and $28,145,987, respectively, of which $3,242,050 and $3,883,080 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively. There were no cash equivalents held by the Fund as of September 30, 2009 and December 31, 2008.

PowerShares DB Oil Fund and Subsidiary

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized depreciation position of $3,242,050 and $3,883,080, respectively.

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

PowerShares DB Oil Fund and Subsidiary

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$233,978,728	$64,992,183
Commodity Futures Contracts (Level 1)	$(3,242,050)	$(3,883,080)

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

PowerShares DB Oil Fund and Subsidiary

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

PowerShares DB Oil Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2009 and 2008

and Nine Months Ended September 30, 2009 and 2008

	Shares		Paid in Capital		Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Shares Sold	4,200,000	600,000	$106,071,318	$23,890,548	11,400,000	1,600,000	$242,637,206	$69,463,728
Shares Redeemed	(2,600,000)	(600,000)	(63,373,774)	(25,903,048)	(4,600,000)	(1,200,000)	(107,939,188)	(52,086,956)

Net Increase (Decrease)	1,600,000	—	$42,697,544	$(2,012,500)	6,800,000	400,000	$134,698,018	$17,376,772

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

PowerShares DB Oil Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$25.22	$52.85	$20.28	$34.62
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.27)	(14.46)	4.71	3.48
Net investment income (loss)	(0.03)	0.14	(0.07)	0.43

Net income (loss)	(0.30)	(14.32)	4.64	3.91
Net asset value per Share, end of period	$24.92	$38.53	$24.92	$38.53

Market value per Share, beginning of period	$25.29	$52.89	$19.29	$34.71

Market value per Share, end of period	$24.87	$38.42	$24.87	$38.42

Ratio to average Shares*
Net investment income (loss)	(0.41)%	1.24%	(0.42)%	1.34%

Total expenses	0.54%	0.50%	0.55%	0.56%

Total Return, at net asset value**	(1.19)%	(27.10)%	22.88%	11.29%

Total Return, at market value**	(1.66)%	(27.36)%	28.93%	10.69%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbo/weights.aspx with respect to the most recently available weighted composition of the DBO Fund and http://dbfunds.db.com/dbo/index.aspx with respect to the composition of the DBO Fund’s index on the Base Date.

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

The section “Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY CL TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY CL TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2009 and 2008

and the Nine Months Ended September 30, 2009 and 2008

Underlying Index	Aggregate returns for indexes in the DBLCI-OY CL TR™
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
DB Light, Sweet Crude Oil (WTI) Indices	-1.04%	-27.12%	23.36%	11.40%

AGGREGATE RETURN	-1.04%	-27.12%	23.36%	11.40%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY CL TR™. The only difference between the Index and the DBLCI-OY CL TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY CL TR™ does include such a component. The difference between the Index and the DBLCI-OY CL TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the

Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBLCI-OY CL TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow (used for) and provided by operating activities was $(110.4) million and $17.1 million for the Nine Months Ended September 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2009, $634.7 million was paid to purchase United States Treasury Obligations and $466.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2008, $145.3 million was paid to purchase United States Treasury Obligations and $146.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $0.7 million and decreased by $14.5 million during the Nine Months Ended September 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $134.7 million and $17.4 million during the Nine Months Ended September 30, 2009 and 2008, respectively. This included $242.6 million and $69.5 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2009 and 2008, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share decreased 1.66% from $25.29 per Share to $24.87 per Share. The Share price high and low for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a low of $22.52 per Share (-10.95%) on July 14, 2009 to a high of $26.96 per Share (+6.60%) on August 5, 2009.

For the Three Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 27.36% from $52.89 per Share to $38.42 per Share. The Share price high and low for the Three Months Ended September 30, 2008 and related change from the Share price on June 30, 2008 was as follows: Shares traded from a high of $55.01 per Share (+4.01%) on July 14, 2008 to a low of $35.56 per Share (-32.77%) on September 16, 2008.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2009, the net asset value of each Share decreased 1.19% from $25.22 per Share to $24.92 per Share. A decrease in the price of light, sweet crude oil futures contracts during the Three Months Ended September 30, 2009 contributed to a 1.04% decrease in the level of the DBLCI-OY CL TR™.

Net loss for the Three Months Ended September 30, 2009 was $5.7 million, resulting from $0.1 million of interest income, net realized losses of $3.4 million, net unrealized losses of $2.0 million and operating expenses of $0.4 million.

For the Three Months Ended September 30, 2008, the net asset value of each Share decreased 27.10% from $52.85 per Share to $38.53 per Share. A decrease in the price of light, sweet crude oil futures contracts during the Three Months Ended September 30, 2008 contributed to a 27.12% decrease in the level of the DBLCI-OY CL TR™.

Net loss for the Three Months Ended September 30, 2008 was $18.0 million, resulting from $0.2 million of interest income, net realized and unrealized losses of $18.1 million, and operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Nine Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 28.93% from $19.29 per Share to $24.87 per Share. The Share price low and high for the Nine Months Ended September 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $15.83 per Share (-17.94%) on February 18, 2009 to a high of $26.96 per Share (+39.76%) on August 5, 2009.

For the Nine Months Ended September 30, 2008, the NYSE Alternext market value of each Share increased 10.69% from $34.71 per Share to $38.42 per Share. The Share price low and high for the Nine Months Ended September 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $31.78 per Share (-8.44%) on January 23, 2008 to a high of $55.01 per Share (+58.48%) on July 14, 2008.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2009, the net asset value of each Share increased 22.88% from $20.28 per Share to $24.92 per Share. An increase in the price of light, sweet crude oil futures contracts during the Nine Months Ended September 30, 2009 contributed to a 23.36% increase in the level of the DBLCI-OY CL TR™.

Net income for the Nine Months Ended September 30, 2009 was $55.2 million, resulting from $0.2 million of interest income, net realized and unrealized gains of $55.8 million, and operating expenses of $0.8 million.

For the Nine Months Ended September 30, 2008, the net asset value of each Share increased 11.29% from $34.62 per Share to $38.53 per Share. Strong appreciation in the price of light, sweet crude oil during the Nine Months Ended September 30, 2008 contributed to an 11.40% increase in the level of the DBLCI-OY CL TR™.

Net income for the Nine Months Ended September 30, 2008 was $1.9 million, resulting from $0.7 million of interest income, net realized and unrealized gains of $1.4 million and operating expenses of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil (WTI)	June 2010	29,321,284	10.51%	7
Aggregate/Total		29,576,441	10.60%	1

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil (WTI)	June 2009	7,055,325	7.91%	11
Aggregate/Total		7,052,595	7.90%	6

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

For the Three Months Ended September 30, 2009, 4.2 million Shares were created for $106.1 million and 2.6 million Shares were redeemed for $63.4 million. On September 30, 2009, 11.2 million Shares of the Fund were outstanding for a market capitalization of $278.5 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2009	2,600,000	$24.37
Three Months Ended September 30, 2008	600,000	$43.17

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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