Form 10-K
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND; POWERSHARES DB AGRICULTURE FUND
filed 2010-02-24
CIK 1367305, 1367306, 1383081, 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,341,400,000

Number of Common Units of Beneficial Interest outstanding as of February 8, 2010: 100,000,000

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

Fund Investment Overview

During the period from January 3, 2007 (commencement of investment operations) to October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. Commencing October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (“DBLCI Diversified Agriculture ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (the “Index Commodities”). The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in all eleven commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Master Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Master Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index. Please see http://dbfunds.db.com/dba/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dba/index.aspx with respect to the composition of the Index on the Base Date.

The following table reflects the Fund weights of each Index Commodity as of December 31, 2009:

Index Commodity	Fund Weight (%)
Corn	12.30
Soybeans	12.63
Wheat	6.10
Kansas City Wheat	6.07
Sugar	14.07
Cocoa	11.08
Coffee	10.28
Cotton	2.86
Live Cattle	12.15
Feeder Cattle	4.05
Lean Hogs	8.41

Closing Level as of December 31, 2009:	100.00

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2009 and, 2008, the Fund had $2,517,607,090 (or 100%) and $1,064,540,025 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $165,055,931 (or 6.56%) and $98,093,920 (or 9.21%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

Index Composition

The Index is composed of notional amounts of each of the underlying Index Commodities. The notional amount of each Index Commodity included in the Index is intended to reflect the changes in market value of each such Index Commodity within the Index. The closing level of the Index is calculated on each business day by the Index Sponsor (as defined below) based on the closing price of the futures contracts for each of the underlying Index Commodities and the notional amounts of such Index Commodities.

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on January 18, 1989* (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	12.50
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33

Closing Level on Base Date:	100.00

*	From January 3, 2007 (commencement of investment operations) to October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”). As of December 2, 1988, the base date of the DBLCI-OY Agriculture ER™, the index base weights of each commodity was: Corn 25.00%, Wheat 25.00%, Soybeans 25.00%, Sugar 25.00%. Accordingly, the closing level on the base date was 100.00%.

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Master Fund employs a rule-based approach when it ‘rolls’ from one futures contract to another. The Index replaces the underlying futures contracts on either an “optimum yield” basis or on a “non optimum yield” basis. The Index Commodities that are rolled on an “optimum yield” basis are Corn, Soybeans, Wheat, Kansas City Wheat and Sugar (each, an “OY Index Commodity,” collectively, the “OY Index Commodities”). The Index Commodities that are rolled on a “non-optimum yield” basis are Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (each, a “Non-OY Index Commodity,” collectively, the “Non-OY Index Commodities”).

Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each OY Index Commodity rolls to the futures contract which generates the best possible ‘implied roll yield’. The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be selected for the Index. As a result, each OY Index Commodity within the Index is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

Each of the futures contracts with respect to the Non-OY Index Commodities rolls only to the next to expire futures contract as provided below under “Contract Selection (Non-OY Index Commodities only)”.

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific futures contract that is a part of the Index, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the specific contract that is a part of the Index or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with a futures contract that is a part of the Index. Please see http://dbfunds.db.com/dba/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dba/index.aspx with respect to the composition of the Fund’s index on the Base Date.

The Deutsche Bank Liquid Commodity Index Diversified Agriculture™ is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

Contract Selection (OY Index Commodity only)

On the first New York business day (the “Verification Date”) of each month, each OY Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the OY Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new OY Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2010, and the Delivery Month of the OY Index Commodity futures contract currently in such Index is June 2010, a new OY Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying OY Index Commodity of the Index, the new OY Index Commodity futures contract selected will be the OY Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible OY Index Commodity futures contract. Eligible OY Index Commodity futures contracts are any OY Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the OY Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2010 and the Delivery Month of an OY Index Commodity futures contract currently in the Index is June 2010, the Delivery Month of an eligible new OY Index Commodity futures contract must be between July 2010 and May 2011. The implied roll yield is then calculated and the futures contract on the OY Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After selection of the replacement futures contract, each OY Index Commodity futures contract will be rolled as provided in the sub-paragraph “Monthly Index Roll Period with respect to both OY Index Commodities and Non-OY Index Commodities.”

Contract Selection (the Non-OY Commodities only)

On the first Index Business Day of each month, a new Non-OY Commodity futures contract will be selected to replace the old Non-OY Commodity futures contract as provided in the following schedule.

Contract	Exchange (Symbol)	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
Cocoa	ICE-US (CC)	H	H	K	K	N	N	U	U	Z	Z	Z	H
Coffee	ICE-US (KC)	H	H	K	K	N	N	U	U	Z	Z	Z	H
Cotton	ICE-US (CT)	H	H	K	K	N	N	Z	Z	Z	Z	Z	H
Live Cattle	CME (LC)	G	J	J	M	M	Q	Q	V	V	Z	Z	G
Feeder Cattle	CME (FC)	H	H	J	K	Q	Q	Q	U	V	X	F	F
Lean Hogs	CME (LH)	G	J	J	M	M	N	Q	V	V	Z	Z	G

Month Letter Codes
Month	Letter Code
January	F
February	G
March	H
April	J
May	K
June	M
July	N
August	Q
September	U
October	V
November	X
December	Z

After selection of the replacement futures contract, each Non-OY Index Commodity futures contract will be rolled as provided in the sub-paragraph “Monthly Index Roll Period with respect to both OY Index Commodities and Non-OY Index Commodities.”

Monthly Index Roll Period with respect to both the OY Index Commodities and the Non-OY Index Commodities

After the futures contract selection with respect to both the OY Index Commodities and the Non-OY Index Commodities, the monthly roll for each Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the 2nd and 6th Index Business Day of the month.

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

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund. The Managing Owner was formed to be the managing owner of investment vehicles such as the Trust, the Fund, the Master Trust and the Master Fund and has been managing such investment vehicles since January 2006. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to both the Fund and the Master Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Master Fund pays the Managing Owner a management fee (the “Management Fee”)1 monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Master Fund. No separate fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

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

[1]	From January 3, 2007 through January 3, 2010, the Management Fee payable by the Master Fund was 0.75% per annum of the daily net asset value of the Master Fund. Effective January 4, 2010, the Management Fee payable by the Master Fund was increased from 0.75% to 0.85% per annum of the daily net asset value of the Master Fund.

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

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007.

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodities are traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the trading hours for the futures exchanges on which each of the Index Commodities trade may not necessarily coincide during all of this time. For example, while the Shares trade on the NYSE Arca until 4:00 p.m. Eastern Standard Time, liquidity in the global corn market will be reduced after the close of the CBOT at 2:15 p.m. Eastern Standard Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodities are traded are closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets of the Fund and the Operation of the Master Fund.

CFTC and commodity exchange rules impose speculative position limits on market participants, including the Master Fund, trading in certain agricultural commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts. The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts.

As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in all eleven commodities included in the Index (Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Master Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Master Fund’s trading may be approaching any of these speculative position limits, the Master Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for each Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits
Corn	CBOT (C)	600 – Spot Month 13,500 – Single Month 22,000 – All Months Combined
Cotton #2	ICE-US (CT)	300 – Spot Month 3,500 – Single Month 5,000 – All Months Combined
Sugar #11	ICE-US (SB)	5,000 – Spot Month
Soybeans	CBOT (S)	600 – Spot Month 6,500 – Single Month 10,000 – All Months Combined
Wheat	CBOT (W)

600 – Spot Month

5,000 – Single Month. Additional futures contracts may be held outside of the spot month as part of futures/futures spreads within a crop year provided that the total of such positions, when combined with outright positions, does not exceed the all months combined limit.

6,500 – All Months Combined

Kansas City Wheat	KCB (KW)	600 contracts - Spot Month (Spot month limits go into effect on a contract at the close of trade the day before its first delivery notice day.) 5,000 – Single Month 6,500 – All Months Combined
Cocoa	ICE-US (CC)	1,000 contracts for any month for which delivery notices have or may be issued.
Coffee	ICE-US (KC)	500 – Notice Period
Live Cattle	CME (LC)

450 contracts in the expiring contract month as of the close of business on the first business day following the first Friday of the contract month.

300 contracts in the expiring contract month as of the close of business on the business day immediately preceding the last five business days of the contract month.

5,400 – Single Month

Not applicable – All Months Combined

Feeder Cattle	CME (FC)	1,600 contracts long or short in any contract month; 300 contracts long or short in the spot month during the last ten days of trading.
Lean Hogs	CME (LH)	4,100 contracts in any contract Month 950 contracts – Spot Month

[1]	Legend:

“CBOT” means the Board of Trade of the City of Chicago Inc., or its successor.

“ICE-US” means ICE Futures U.S., Inc., or its successor.

“KCB” means the Board of Trade of Kansas City, Missouri, Inc., or its successor.

“CME” means the Chicago Mercantile Exchange, Inc., or its successor.

“COMEX” means the Commodity Exchange Inc., New York, or its successor.

“NYMEX” means the New York Mercantile Exchange, or its successor.

The Master Fund is subject to position limits and, consequently, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodities may be limited to the extent these activities would cause the Master Fund to exceed its applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

It is possible that in the future, the CFTC may propose new rules with respect to position limits in agricultural commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Master Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Master Fund, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Master Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in the Shares trading at a premium or discount to net asset value of the Fund.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodities, the imposition of speculative position limits (as discussed in the above risk factor “Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets of the Fund and the Operation of the Master Fund”), or due to other extraordinary circumstances. As the Master Fund approaches or reaches position limits with respect to certain futures contracts comprising the Index, the Master Fund may commence investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than commodities that comprise the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with a futures contract that comprises the Index. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Master Fund is Not Actively Managed and Will Track the Index During Periods in Which the Index Is Flat or Declining as well as when the Index Is Rising.

The Master Fund is not actively managed by traditional methods. Therefore, if positions in any one or more of its Index Commodities are declining in value, the Master Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner will seek to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

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

As the Managing Owner and its Principals have Been Operating Investment Vehicles like the Fund or the Master Fund Since January 2006, their Experience may be Inadequate or Unsuitable to Manage the Fund or the Master Fund.

The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and the Master Fund and has been managing such investment vehicles since January 2006. The past performances of the Managing Owner’s management of other commodity pools are no indication of its ability to manage investment vehicles such as the Fund and the Master Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage investment vehicles such as the Fund and the Master Fund, the operations of the Fund and the Master Fund may be adversely affected.

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

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index is concentrated in terms of the number of commodities represented. The Fund is concentrated in eleven (11) or fewer commodities. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in an Index and the net asset value of the Fund and Master Fund which track the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	10.36%
Average rolling 3 month daily volatility	9.64%
Monthly return volatility	12.03%
Average annual volatility	9.90%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1989	8.35%
1990	7.92%
1991	7.85%
1992	6.93%
1993	8.24%
1994	12.80%

Year	Daily Volatility
1995	6.78%
1996	7.80%
1997	11.19%
1998	8.06%
1999	10.74%
2000	8.87%
2001	8.38%
2002	9.51%
2003	8.37%
2004	11.01%
2005	9.40%
2006	9.57%
2007	9.36%
2008	21.09%
2009*	15.60%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2009.

**	Volatility, for these purposes means the following:

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

***	As of July 31, 1989.

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.85%2 per annum. Additional charges include brokerage fees of approximately 0.16% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.08% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 9, 2010. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between

[2]	From January 3, 2007 through January 3, 2010, the Management Fee payable by the Master Fund was 0.75% per annum of the daily net asset value of the Master Fund. Effective January 4, 2010, the Management Fee payable by the Master Fund was increased from 0.75% to 0.85% per annum of the daily net asset value of the Master Fund.

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

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

A portion of the Master Fund’s trading is expected to be conducted on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the Master Fund’s trading been limited to U.S. markets.

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

Possibility of Termination of the Fund or Master Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Fund’s Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.

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

Market Information

The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBA.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2009	$27.15	$22.50
June 30, 2009	$28.87	$23.67
September 30, 2009	$26.42	$23.60
December 31, 2009	$26.91	$24.53

Quarter ended	High	Low
March 31, 2008	$42.98	$33.43
June 30, 2008	$42.41	$35.35
September 30, 2008	$42.09	$30.21
December 31, 2008	$30.00	$21.97

Holders

As of December 31, 2009, the Fund had 219,547 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2009.

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-15) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-09) and on January 15, 2008 (File No. 333-148613-13) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-09) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-3 was declared effective on January 4, 2010 (Registration No. 333-163453-09) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. Accordingly, upon effectiveness, the Registration Statement on Form

S-3 (Registration No. 333-163453-09) also acts as Post-Effective Amendment No. 2 to File No. 333-150501-09, a Post-Effective Amendment No. 3 to File No. 333-148613-13, Post-Effective Amendment No. 4 to File No. 333-142163-09 and Post-Effective Amendment No. 5 to File No. 333-135422-15. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2009, 71.0 million Shares were created for $1,830.0 million and 16.8 million Shares were redeemed for $423.1 million. For the Three Months Ended December 31, 2009, 12.6 million Shares were created for $330.2 million and 6.2 million Shares were redeemed for $160.3 million. On December 31, 2009, 95.2 million Shares were outstanding for a market capitalization of $2,517.1 million.

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

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2009	16,800,000	$25.19
Year Ended December 31, 2008	57,600,000	$34.47
Period Ended December 31, 2007	1,200,000	$27.30

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 3, 2007; therefore, no operating results occurred prior to that date. As a result, there is no comparable financial data presented below for 2006 and 2005.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$2,566,291	$36,857,153	$18,653,020
Net investment income (loss)	$(14,303,425)	$20,148,945	$15,039,169
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$59,177,905	$(492,148,405)	$160,821,334
Net Income (Loss)	$44,874,480	$(471,999,460)	$175,860,503
Net Income (Loss) per Share	$0.48	$(6.41)	$8.26
Distribution per Share	$—	$0.45	$0.45
Net increase (decrease) in cash	$(490,852,472)	$732,849,487	$(2,000)

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$2,517,607,090	$1,064,540,025	$1,180,785,748
Shares NAV	$26.43	$25.95	$32.81
General Shares NAV	$26.43	$25.95	$32.83

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest income	$336,763	$764,053	$926,283	$539,192
Net investment income (loss)	$(2,117,097)	$(3,645,788)	$(3,498,448)	$(5,042,092)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(68,492,156)	$29,887,932	$22,648,713	$75,133,416
Net income/(loss)	$(70,609,253)	$26,242,144	$19,150,265	$70,091,324
Increase/(decrease) in Net Asset Value	$592,028,931	$678,492,332	$(58,723,365)	$240,007,288
Net Income (Loss) per Share	$(1.53)	$0.95	$0.26	$0.80

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$15,080,107	$10,142,641	$9,161,394	$2,473,011
Net investment income	$10,413,602	$4,635,766	$4,914,299	$185,278
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$65,449,998	$275,109,428	$(627,595,372)	$(205,112,459)
Net income/(loss)	$75,863,600	$279,745,194	$(622,681,073)	$(204,927,181)
Increase/(decrease) in Net Asset Value	$1,270,423,026	$317,402,232	$(1,187,718,343)	$(451,873,823)
Net Income (Loss) per Share	$3.67	$4.36	$(10.65)	$(3.79)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview/Introduction

During the period from January 3, 2007 (commencement of investment operations) to October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. Commencing October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (“DBLCI Diversified Agriculture ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (the “Index Commodities”). The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange in the commodities comprising the Index. The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in all eleven commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Master Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Master Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index.

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

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust, the Fund, the Master Trust, and the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

Performance Summary

This Report covers the three months ended December 31, 2009, 2008 and 2007 (herein referred to as the “Three Months Ended December 31, 2009”, the “Three Months Ended December 31, 2008” and the “Three Months Ended December 31, 2007,” respectively), the years ended December 31, 2009 and 2008 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Year Ended December 31, 2009”, the “Year Ended December 31, 2008” and the “Period Ended December 31, 2007,” respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the agriculture sector. The Deutsche Bank Liquid Commodity Index Diversified Agriculture Total Return™ (the “DBLCI Diversified Agriculture TR™”) consists of the Index plus 3 month United States Treasury Obligations returns. (Because the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) from January 3, 2007 (commencement of investment operations) to October 19, 2009, references to the DBLCI-OY Agriculture TR™ and the DBLCI Diversified Agriculture TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009 and 2008, and the Period Ended December 31, 2007 and Summary of DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009 and the Year Ended December 31, 2009” below provides an overview of the changes in the closing levels of DBLCI Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method (only with respect to the OY Index Commodities) with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009 and 2008, and the Period Ended December 31, 2007 and Summary of DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009 and the Year Ended December 31, 2009

	AGGREGATE RETURNS FOR INDEX IN THE DBLCI-OY AGRICULTURE TR™*
Underlying Index	Three Months Ended December 31, 2009	Year Ended December 31, 2009	Three Months Ended December 31, 2008	Year Ended December 31, 2008	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DB Corn Indices	13.62%	(13.32)%	(20.77)%	(17.35)%	13.75%	21.42%
DB Wheat Indices	12.48%	(21.84)%	(12.97)%	(25.43)%	14.87%	63.02%
DB Soybean Indices	9.25%	0.73%	(7.40)%	(12.50)%	14.58%	62.00%
DB Sugar Indices	2.01%	63.01%	(9.31)%	(20.62)%	12.88%	(8.11)%

AGGREGATE RETURNS	6.43%	5.11%	(12.59)%	(18.75)%	13.60%	34.71%

*

During the period from January 3, 2007 to October 19, 2009, the Fund tracked the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return. Commencing October 19, 2009, the Fund began to track the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™. In doing so, the Fund added Cocoa, Coffee, Cotton, Feeder Cattle, Kansas City Wheat, Lean Hogs and Live Cattle in addition to the four commodities the Fund initially tracked in order to permit the Fund to continue its objective of tracking an index designed to reflect the performance of the agriculture sector and to facilitate and ensure future compliance with speculative position limits.

Underlying Index	AGGREGATE RETURNS FOR INDEX IN THE DBLCI DIVERSIFIED AGRICULTURE TR™**
	Three Months Ended December 31, 2009	Year Ended December 31, 2009
DB Corn Indices	13.62%	(13.32)%
DB Soybean Indices	9.25%	0.73%
DB Wheat Indices	12.48%	(21.84)%
DB Kansas City Wheat Indices	8.60%	(20.88)%
DB Sugar Indices	2.01%	63.01%
DB Cocoa Indices	3.05%	(0.37)%
DB Coffee Indices	4.11%	(0.20)%
DB Cotton Indices	14.22%	25.22%
DB Live Cattle Indices	(1.32)%	(6.11)%
DB Feeder Cattle Indices	(2.30)%	(3.69)%
DB Lean Hogs Indices	17.71%	32.99%

AGGREGATE RETURNS	5.50%	4.91%

**

During the period from January 3, 2007 to October 19, 2009, the Fund tracked the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return. Commencing October 19, 2009, the Fund began to track the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™. In doing so, the Fund added Cocoa, Coffee, Cotton, Feeder Cattle, Kansas City Wheat, Lean Hogs and Live Cattle in addition to the four commodities the Fund initially tracked in order to permit the Fund to continue its objective of tracking an index designed to reflect the performance of the agriculture sector and to facilitate and ensure future compliance with speculative position limits.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index (the DBLCI-OY Agriculture ER™ prior to October 19, 2009) and underperform the DBLCI Diversified Agriculture TR™ (DBLCI-OY Agriculture TR™ prior to October 19, 2009). The only difference between the (i) Index and the DBLCI-OY Agriculture ER™ (collectively referred to as the “Excess Return Indexes”) and (ii) the DBLCI Diversified Agriculture TR™ and DBLCI-OY Agriculture TR™ (collectively referred to as the “Total Return Indexes”) is that the Excess Return Indexes do not include interest income from a hypothetical basket of fixed income securities while the Total Return Indexes do include such a component. The difference between the Excess Return Indexes and the Total Return Indexes is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index (or prior to October 19, 2009, the DBLCI-OY Agriculture ER™). The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Indexes by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Indexes. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Indexes.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 8 for further information.

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

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading. Also, see Item 1A.—Risk Factors—“Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Master Fund Remains at Risk of Significant Losses Because the Master Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.”

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

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by and (used for) operating activities was $(1,897.8) million, $312.6 million and $(939.8) million for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2009, $8,358.9 million was paid to purchase United States Treasury Obligations and $6,519.6 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $8,329.4 million was paid to purchase United States Treasury Obligations and $8,996.3 million was received from sales and maturing contracts. During the Period Ended December 31, 2007, $2,241.6 million was paid to purchase United States Treasury Obligations and $1,224.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $102.0 million, decreased by $212.7 million and increased by $139.5 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $1,406.9 million, $420.2 million and $939.8 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This included $1,830.1 million, $2,423.7 million and $986.2 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007, THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (“DBLCI Diversified Agriculture ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBA”), (ii) the Fund’s NAV (as reflected by the graph “DBANAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBAGIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not Index Commodities as proxies for the Index Commodities. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodities as proxies for Index Commodities could cause changes in the net asset value per share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DBA, DBANAV AND DBAGIX FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

AND THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

During the period from January 3, 2007 (commencement of investment operations) to October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. Commencing October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (“DBLCI Diversified Agriculture ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (the “Index Commodities”). The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin. Therefore, with respect to the above graph For the Year Ended December 31, 2009, DBLCIX reflects DBLCI-OY Agriculture ER™ from January 1, 2009 to the close of business on October 16, 2009, and DBLCIX reflects DBLCI Diversified Agriculture ER™ from October 19, 2009 to the close of business on December 31, 2009. With respect to the above graphs For the Years Ended December 31, 2008 and 2007, DBLCIX reflects DBLCI-OY Agriculture ER™.

Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH HEREIN, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 0.99% from $26.18 per Share to $26.44 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $22.50 per Share (-14.06%) on March 2, 2009 to a high of $28.87 per Share (+10.28%) on June 1, 2009. Therefore, the total return for the Fund, on a market value basis was 0.99%.

On December 30, 2008, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 20.64% from $32.99 per Share to $26.18 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $42.98 per Share (+30.28%) on February 26, 2008 to a low of $21.97 per Share (-33.40%) on December 5, 2008. Therefore, the total return for the Fund, on a market value basis including the above noted distribution was -19.28%.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 31.96% from $25.00 per Share to $32.99 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $24.66 per Share (-1.36%) on January 9, 2007 to a high of $33.54 per Share (+34.16%) on December 26, 2007. Therefore, the total return for the Fund, on a market value basis including the above noted distribution was 33.76%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2009, the net asset value of each Share increased 1.85% from $25.95 per Share to $26.43 per Share. An increase in the futures contract prices of Sugar, Lean Hogs, Cotton and Soybeans more than offset decreases in the futures contract prices of Wheat, Kansas City Wheat, Corn, Live Cattle, Feeder Cattle, Cocoa and Coffee during the Year Ended December 31, 2009, resulting in an overall 4.91% increase in the level of the DBLCI Diversified Agriculture TR™.3 No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis was 1.85%.

[3]

During the period from October 19, 2009 to December 31, 2009 the Fund tracked the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess ReturnTM. During the same period the Fund did not track the changes in closing levels for of DBLCI-OY Agriculture TRTM. The Fund added Cocoa, Coffee, Cotton, Feeder Cattle, Kansas City Wheat, Lean Hogs and Live Cattle in addition to the four commodities the Fund tracked in order to permit the Fund to continue its objective of tracking an index designed to reflect the performance of the agriculture sector and to facilitate and ensure future compliance with speculative position limits.

Net income for the Year Ended December 31, 2009 was $44.9 million, resulting from $2.6 million of interest income, net realized losses of $42.8 million, net unrealized gains of $102.0 million and operating expenses of $16.9 million.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 3.85% from $25.46 per Share to $26.44 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $24.53 per Share (-3.65%) on October 2, 2009 to a high of $26.91 per Share (+5.70%) on October 21, 2009. Therefore, the total return for the Fund, on a market value basis was 3.85%.

On December 30, 2008, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 13.34% from $30.21 per Share to $26.18 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $30.00 per Share (-0.70%) on October 1, 2008 to a low of $21.97 per Share (-27.28%) on December 5, 2008. Therefore, the total return for the Fund, on a market value basis including the above noted distribution was -11.85%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 3.12% from $25.63 per Share to $26.43 per Share. An increase in the futures contract prices of Lean Hogs, Cotton, Corn, Wheat, Soybeans, Kansas City Wheat, Coffee, Cocoa and Sugar more than offset falling futures contract prices for Feeder Cattle and Live Cattle during the Three Months Ended December 31, 2009, resulting in an overall 5.50% increase in the level of the DBLCI Diversified Agriculture TR™.4 No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return on a net asset value basis for the Fund was 3.12%.

Net income for the Three Months Ended December 31, 2009 was $70.0 million, resulting from $0.5 million of interest income, net realized losses of $55.4 million, net unrealized gains of $130.5 million and operating expenses of $5.6 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 14.04% from $30.19 per Share to $25.95 per Share. A decline in the futures contract prices of corn, wheat, soybeans and sugar during the Three Months Ended December 31, 2008, resulted in an overall 12.59% decrease in the level of the DBLCI-OY Agriculture TR™. On December 30, 2008, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return on a net asset value basis for the Fund including the above noted distribution, was -12.55%.

Net loss for the Three Months Ended December 31, 2008 was $204.9 million, resulting from $2.5 million of interest income, net realized losses of $191.6 million, net unrealized losses of $13.5 million and operating expenses of $2.3 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 11.64% from $29.39 per Share to $32.81 per Share. An increase in the futures contract price of corn, wheat, soybeans and sugar during the Three Months Ended December 31, 2007, resulted in an overall 13.60% increase in the level of the DBLCI-OY Agriculture TR™. On December 28, 2007, the Fund made a $0.45 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return on a net asset value basis for the Fund including the above noted distribution, was 13.17%.

Net income for the Three Months Ended December 31, 2007 was $111.6 million, resulting from $7.8 million of interest income, net realized gain of $23.6 million, net unrealized gains of $81.8 million and operating expenses of $1.6 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of its business, the Master Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Master Fund are commodity futures, whose values are based upon an underlying asset and generally represent future

[4]

During the period from October 19, 2009 to December 31, 2009 the Fund tracked the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess ReturnTM. During the same period the Fund did not track the changes in closing levels for of DBLCI-OY Agriculture TRTM. The Fund added Cocoa, Coffee, Cotton, Feeder Cattle, Kansas City Wheat, Lean Hogs and Live Cattle in addition to the four commodities the Fund tracked in order to permit the Fund to continue its objective of tracking an index designed to reflect the performance of the agriculture sector and to facilitate and ensure future compliance with speculative position limits.

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

Value at risk VaR is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

Commencing December 31, 2009 the Fund is reporting VaR computed using the actual historical market movements of the Fund’s total assets, as opposed to the previous methodology of using the historical market movements of the underlying futures contracts in connection with the Index Commodities only. Prior to the current reporting period, the historical market movements of the underlying futures contracts were used because the actual historical market movements of the Fund were not sufficient.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,517,607,090	1.45%	$85,045,979	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2008.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$1,064,540,025	2.19%	$54,330,484	22

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s open positions by market category as of December 31, 2008 as reported under the VaR methodology in effect until December 31, 2008.

Market Sector	Delivery Month	VaR*	VaR* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	$16,675,043	1.57%	1
Wheat	July – December 2009	$19,551,004	1.84%	19
Soybeans	November 2009	$15,692,160	1.47%	3
Sugar	June 2009	$18,185,217	1.71%	12
Aggregate/Total		$55,098,007	5.18%	6

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures—except for those disclosures that are statements of historical fact—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2009 by Index Commodities:

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

Wheat and Kansas City Wheat

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

Cocoa

The price of cocoa is volatile. The price movement of cocoa may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

Coffee

The price of coffee is volatile. The price movement of coffee may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

Cotton

The price of cotton is volatile. The price movement of cotton may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

Live Cattle

The price of live cattle is volatile. The price movement of live cattle may be influenced by a variety of factors, including demand, weather conditions, disease, agricultural feed prices (i.e. corn, milo, wheat, soybeans, hay and alfalfa), live cattle production, transportation costs, political uncertainties and economic concerns.

Feeder Cattle

The price of feeder cattle is volatile. The price movement of feeder cattle may be influenced by a variety of factors, including demand, weather conditions, disease, agricultural feed prices (i.e. corn, milo, wheat, soybeans, hay and alfalfa), feeder cattle production, transportation costs, political uncertainties and economic concerns.

Lean Hogs

The price of lean hogs is volatile. The price movement of lean hogs may be influenced by a variety of factors, including demand, weather conditions, disease, agricultural feed prices (i.e. corn), hog production, crop production, transportation costs, political uncertainties and economic concerns.

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

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2009.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 45 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Agriculture Fund and Subsidiary:

We have audited PowerShares DB Agriculture Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Agriculture Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Agriculture Fund and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Agriculture Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Agriculture Fund and Subsidiary (the Fund) as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Agriculture Fund and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Agriculture Fund and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 24, 2010

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $2,246,775,677 and $404,869,788, respectively)	$2,246,810,796	$404,892,805
Cash held by broker	241,997,015	732,849,487
Net unrealized appreciation (depreciation) on futures contracts	28,799,279	(73,202,267)

Deposits with broker	2,517,607,090	1,064,540,025

Total assets	$2,517,607,090	$1,064,540,025

Liabilities
Payable to broker	$325,628	$—
Management fee payable	1,569,426	627,835
Brokerage fee payable	10,197	15,537

Total liabilities	$1,905,251	$643,372

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,000	1,000
Accumulated earnings	57	38

Total General shares	1,057	1,038

Shares:
Paid in capital - 95,200,000 and 41,000,000 redeemable Shares issued and outstanding as of December 31, 2009 and 2008, respectively	2,798,734,352	1,391,803,646
Accumulated deficit	(283,034,627)	(327,909,069)

Total Shares	2,515,699,725	1,063,894,577

Total shareholders’ equity	2,515,700,782	1,063,895,615

Non-controlling interest in consolidated subsidiary - related party	1,057	1,038

Total equity	2,515,701,839	1,063,896,653

Total liabilities and equity	$2,517,607,090	$1,064,540,025

Net asset value per share
General shares	$26.43	$25.95
Shares	$26.43	$25.95

See accompanying notes to consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	22.50%	$565,999,434	$566,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	5.13	128,999,226	129,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	4.49	112,898,532	112,900,000
U.S. Treasury Bills, 0.01% due January 28, 2010	7.87	197,995,842	198,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	5.24	131,996,040	132,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	10.33	259,990,380	260,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	5.05	126,996,063	127,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	4.53	113,993,046	114,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	2.19	54,995,930	55,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	6.76	169,986,060	170,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	12.40	311,968,488	312,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	1.99	49,994,800	50,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	0.83	20,996,955	21,000,000

Total United States Treasury Obligations (cost $2,246,775,677)	89.31%	2,246,810,796

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Feeder Cattle (1,599 contracts, settlement date March 25, 2010)	0.05%	$1,344,587
Feeder Cattle (510 contracts, settlement date April 29, 2010)	0.03	624,337
Cocoa (8,460 contracts, settlement date March 16, 2010)	0.02	459,760
Coffee (5,065 contracts, settlement date March 19,2010)	(0.57)	(14,242,950)
Corn (4,760 contracts, settlement date March 12, 2010)	(0.18)	(4,610,213)
Corn (7,561 contracts, settlement date December 14, 2010)	0.18	4,490,125
Cotton (1,903 contracts, settlement date March 9, 2010)	0.17	4,246,025
Lean Hogs (4,099 contracts, settlement date February 12, 2010)	0.16	4,082,450
Lean Hogs (3,696 contracts, settlement date April 15, 2010)	0.10	2,604,310
Live Cattle (5,399 contracts, settlement date February 26, 2010)	(0.08)	(1,933,690)
Live Cattle (3,311 contracts, settlement date April 30, 2010)	0.04	959,150
Mill Wheat (761 contracts, settlement date March 10, 2010)	0.00	30,166
Red Wheat (1,945 contracts, settlement date July 14, 2010)	(0.22)	(5,649,550)
Red Wheat (583 contracts, settlement date December 14, 2010)	(0.02)	(415,987)
Soybeans (3,640 contracts, settlement date November 12, 2010)	0.68	17,085,525
Soybeans (1,960 contracts, settlement date January 14, 2011)	(0.12)	(2,901,025)
Soybean Meal (1,553 contracts, settlement date December 14, 2010)	(0.06)	(1,412,080)
Soybean Oil (1,276 contracts, settlement date December 14, 2010)	0.01	194,664
Sugar (13,697 contracts, settlement date June 30, 2010)	3.09	77,700,862
Wheat (1,945 contracts, settlement date July 14, 2010)	(0.55)	(13,848,362)
Wheat (583 contracts, settlement date December 14, 2010)	0.01	320,375
Wheat KCB (4,999 contracts, settlement date July 14, 2010)	(1.59)	(40,016,300)
Wheat KCB (420 contracts, settlement date December 14, 2010)	(0.01)	(312,900)

Net Unrealized Appreciation on Futures Contracts	1.14%	$28,799,279

Net unrealized appreciation is comprised of unrealized gains of $116,774,303 and unrealized losses of $87,975,024.

See accompanying notes to consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	14.29%	$151,999,240	$152,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	14.65	155,899,377	155,900,000
U.S. Treasury Bills, 0.03% due January 29, 2009	0.66	6,999,846	7,000,000
U.S. Treasury Bills, 0.53% due February 5, 2009	1.41	14,999,595	15,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	4.51	47,998,464	48,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	1.69	17,996,994	18,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	0.85	8,999,289	9,000,000

Total U.S. Treasury Obligations (cost $404,869,788)	38.06%	404,892,805

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Corn (11,301 contracts, settlement date December 14, 2009)	(0.12)%	$(1,332,863)
Soybeans (5,221 contracts, settlement date November 13, 2009)	0.56	5,973,613
Sugar (18,192 contracts, settlement date June 30, 2009)	(2.07)	(21,984,054)
Wheat (1,499 contracts, settlement date December 14, 2009)	0.32	3,361,900
Wheat (4,999 contracts, settlement date July 14, 2009)	(5.38)	(57,215,575)
Wheat KCB (2,275 contracts, settlement date July 14, 2009)	(0.19)	(2,005,288)

Net Unrealized Depreciation on Futures Contracts	(6.88)%	$(73,202,267)

See accompanying notes to consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Income
Interest Income, net	$2,566,291	$36,857,153	$18,653,020

Expenses
Management Fee	14,834,931	15,159,629	3,200,976
Brokerage Commissions and Fees	2,034,785	1,548,579	412,875

Total Expenses	16,869,716	16,708,208	3,613,851

Net investment income (loss)	(14,303,425)	20,148,945	15,039,169

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	1,748	1,541,304	4,935
Futures	(42,837,491)	(280,960,963)	21,266,903

Net realized gain (loss)	(42,835,743)	(279,419,659)	21,271,838

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	12,102	(136,929)	159,946
Futures	102,001,546	(212,591,817)	139,389,550

Net change in unrealized gain (loss)	102,013,648	(212,728,746)	139,549,496

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	59,177,905	(492,148,405)	160,821,334

Net Income (Loss)	$44,874,480	$(471,999,460)	$175,860,503

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(19)	(38)	—

Net Income (Loss) Attributable to PowerShares DB Agriculture Fund and Subsidiary	$44,874,461	$(471,999,498)	$175,860,503

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$38	$1,038	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,895,615	$1,038	$1,063,896,653
Sale of Shares					71,000,000	1,830,077,230		1,830,077,230	1,830,077,230		1,830,077,230
Redemption of Shares					(16,800,000)	(423,146,524)		(423,146,524)	(423,146,524)		(423,146,524)
Net Income
Net investment loss			(7)	(7)			(14,303,411)	(14,303,411)	(14,303,418)	(7)	(14,303,425)
Net realized loss on United States Treasury Obligations and Futures			(21)	(21)			(42,835,701)	(42,835,701)	(42,835,722)	(21)	(42,835,743)
Net change in unrealized gain on United States Treasury Obligations and Futures			47	47			102,013,554	102,013,554	102,013,601	47	102,013,648

Net Income			19	19			44,874,442	44,874,442	44,874,461	19	44,874,480

Balance at December 31, 2009	40	$1,000	$57	$1,057	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,700,782	$1,057	$2,515,701,839

See accompanying notes to consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$313	$1,313	34,000,000	$953,481,076	$162,180,172	$1,115,661,248	$1,115,662,561	$1,000	$1,115,663,561
Sale of Shares					64,600,000	2,423,747,438		2,423,747,438	2,423,747,438		2,423,747,438
Redemption of Shares					(57,600,000)	(1,985,424,868)		(1,985,424,868)	(1,985,424,868)		(1,985,424,868)
Net Income (Loss)
Net investment income			13	13			20,148,904	20,148,904	20,148,917	28	20,148,945
Net realized loss on United States Treasury Obligations and Futures			(227)	(227)			(279,419,192)	(279,419,192)	(279,419,419)	(240)	(279,419,659)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(43)	(43)			(212,728,953)	(212,728,953)	(212,728,996)	250	(212,728,746)

Net Income (Loss)			(257)	(257)			(471,999,241)	(471,999,241)	(471,999,498)	38	(471,999,460)

Distributions of net investment income ($0.45 per Share)			(18)	(18)			(18,090,000)	(18,090,000)	(18,090,018)	—	(18,090,018)

Balance at December 31, 2008	40	$1,000	$38	$1,038	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,895,615	$1,038	$1,063,896,653

See accompanying notes to consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 3, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000	$1,000	$2,000
Sale of Shares					35,200,000	986,237,996		986,237,996	986,237,996		986,237,996
Redemption of Shares					(1,200,000)	(32,756,920)		(32,756,920)	(32,756,920)		(32,756,920)
Net Income
Net investment income			41	41			15,039,128	15,039,128	15,039,169	—	15,039,169
Net realized gain on United States Treasury Obligations and Futures			35	35			21,271,803	21,271,803	21,271,838	—	21,271,838
Net change in unrealized gain on United States Treasury Obligations and Futures			255	255			139,549,241	139,549,241	139,549,496	—	139,549,496

Net Income			331	331			175,860,172	175,860,172	175,860,503	—	175,860,503

Distributions of net investment income ($0.45 per Share)			(18)	(18)			(13,680,000)	(13,680,000)	(13,680,018)	—	(13,680,018)

Balance at December 31, 2007	40	$1,000	$313	$1,313	34,000,000	$953,481,076	$162,180,172	$1,115,661,248	$1,115,662,561	$1,000	$1,115,663,561

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net (Income) Loss	$44,874,480	$(471,999,460)	$175,860,503
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(8,358,899,354)	(8,329,362,032)	(2,241,596,305)
Proceeds from securities sold and matured	6,519,572,433	8,996,336,756	1,224,931,482
Net accretion of discount on United States Treasury Obligations	(2,577,220)	(35,629,656)	(18,003,794)
Net realized gain on United States Treasury Obligations	(1,748)	(1,541,304)	(4,935)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(102,013,648)	212,728,746	(139,549,496)
Change in operating receivables and liabilities:
Receivable for Shares issued	—	6,562,700	(6,562,700)
Payable for securities purchased	—	(5,956,083)	5,956,083
Payable to broker	325,628	(58,523,025)	58,523,025
Management fee payable	941,591	17,747	610,088
Brokerage fee payable	(5,340)	(17,454)	32,991

Net cash provided by and (used for) operating activities	(1,897,783,178)	312,616,935	(939,803,058)

Cash flows from financing activities:
Proceeds from sale of Shares	1,830,077,230	2,423,747,438	986,237,996
Redemption of Shares	(423,146,524)	(1,985,424,868)	(32,756,920)
Cash distributions paid on Shares and General Shares	—	(18,090,018)	(13,680,018)

Net cash provided by financing activities	1,406,930,706	420,232,552	939,801,058

Net change in cash held by broker	(490,852,472)	732,849,487	(2,000)
Cash held by broker at beginning of period	732,849,487	—	2,000

Cash held by broker at end of period	$241,997,015	$732,849,487	$—

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2009

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

This Report covers the year ended December 31, 2009 (herein referred to as the “Year Ended December 31, 2009”), the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

(2) Fund Investment Overview

During the period from January 3, 2007 (commencement of investment operations) to October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. Commencing October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (“DBLCI Diversified Agriculture ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (the “Index Commodities”). The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in all eleven commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable

PowerShares DB Agriculture Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Master Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Master Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2009 and, 2008, the Fund had $2,517,607,090 (or 100%) and $1,064,540,025 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $165,055,931 (or 6.56%) and $98,093,920 (or 9.21%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). The Index Sponsor is an affiliate of the Trust, the Fund, the Master Trust, the Master Fund and the Managing Owner.

(3) Service Providers and Related Party Agreements

The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreements, Wilmington Trust Company, the trustee of the Fund and the Master Fund (the “Trustee”) has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund, the Master Trust and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2009, the Fund and the Master Fund incurred Management Fees of $14,834,931, of which $1,569,426 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $15,159,629, of which $627,835 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $3,200,976.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. For the Year Ended December 31, 2009, the Fund and Master Fund incurred brokerage fees of $2,034,785 of which $10,197 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $1,548,579 of which $15,537 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $412,875.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (the “Licensor”) and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares® ” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have

PowerShares DB Agriculture Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

been consolidated with the Fund’s financial statement balances, and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

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

Financial Accounting Standards Board (FASB) fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2009 and 2008 were holdings of $165,055,931 and $98,093,920, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $241,997,015. As of December 31, 2008 the Fund had cash held by the Commodity Broker of $732,849,487 of which $73,202,267 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2009 and 2008.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2007.

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation

PowerShares DB Agriculture Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2009 and 2008 the futures contracts held by the Fund were in a net unrealized appreciation position of $28,799,279 and a net unrealized depreciation position of $73,202,267, respectively.

(i) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2009 and 2008 and for the Period Ended December 31, 2007.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$2,246,810,796	$404,892,805
Commodity Futures Contracts (Level 1)	$28,799,279	$(73,202,267)

There were no Level 2 or Level 3 holdings as of December 31, 2009 and 2008.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2009 and 2008

and the Period Ended December 31, 2007

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold	71,000,000	$1,830,077,230	64,600,000	$2,423,747,438	35,200,000	$986,237,996
Shares Redeemed	(16,800,000)	(423,146,524)	(57,600,000)	(1,985,424,868)	(1,200,000)	(32,756,920)

Net Increase	54,200,000	$1,406,930,706	7,000,000	$438,322,570	34,000,000	$953,481,076

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

No distributions were paid for the Year Ended December 31, 2009.

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of December 31, 2009 and 2008 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$—	$—	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.66	(6.76)	7.28
Net investment income (loss)	(0.18)	0.35	0.98

Net income (loss)	0.48	(6.41)	8.26
Distributions of net investment income on Shares	—	(0.45)	(0.45)

Net increase (decrease)	0.48	(6.86)	7.81
Net asset value per Share, beginning of period	25.95	32.81

Net asset value per Share, end of period	$26.43	$25.95	$32.81

Market value per Share, beginning of period	$26.18	$32.99	$25.00

Market value per Share, end of period	$26.44	$26.18	$32.99

Ratio to average Shares*
Net investment income (loss)	(0.72)%	1.00%	3.49%
Total expenses	0.85%	0.83%	0.84%

Total Return, at net asset value **	1.85%	(19.54)%	33.04%

Total Return, at market value **	0.99%	(19.28)%	33.76%

*	Percentages are annualized.
**	Percentages are not annualized for the Period Ended December 31, 2007 and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through February 24, 2010, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than the event disclosed below.

Effective January 4, 2010, the Management Fee was increased to 0.85% from 0.75% per annum of the daily net asset value of the Master Fund.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer, and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 44 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 45 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Hans Ephraimson	45	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	43	Principal Financial Officer
Martin Kremenstein	33	Chief Operating Officer, Chief Investment Officer, Director and Member of the Board of Managers
Alex Depetris	29	Vice President and Member of the Board of Managers

Hans Ephraimson joined Deutsche Bank AG in June 1986 and is a Managing Director in the North American Structured Sales and the DBX Group. Mr. Ephraimson has also been a Desk Head for foreign exchange in Deutsche Bank AG’s Institutional Clients Group for North America since January 1999. Mr. Ephraimson serves as a member of the Board of Managers and Chief Executive Officer of the Managing Owner. Mr. Ephraimson has been a principal and associated person of the Managing Owner since July 9, 2008 and June 25, 2009, respectively, and a member of the NFA since June 25, 2009. Mr. Ephraimson received his Bachelors of Science from Syracuse University in 1986 and an MBA from Columbia University in 1995.

Michael Gilligan joined Deutsche Bank AG in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Principal Financial Officer of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse, a large international financial institution, from September 1998 to March 2008 and held a number of positions in finance, including Controller of their residential and commercial real estate business; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group, a business group within Credit Suisse, from May 2007 to March 2008 with responsibility for the U.S. High Grade bond trading and Emerging Markets credit trading desks and his duties included business planning and management. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

Martin Kremenstein joined Deutsche Bank AG in August 2006, and serves as a Director in the DBX Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Kremenstein serves as the Chief Operating Officer, Chief Investment Officer and Director of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and a member of the NFA since November 3, 2006. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase, a large international financial institution, from September 1998 to August 2006, initially in London and then, from June 2003, in New York. From February 2005 to August 2006, Mr. Kremenstein worked in Market Risk Management, covering the Credit Portfolio division initially as an Associate, and later as a Vice President. From September 1998 to February 2005, Mr. Kremenstein worked in various roles in Operations at JPMorgan Chase, including managing the Credit Portfolio Credit Hedge Analysis team, managing projects for the Credit Portfolio Market Hedge team, and managing P&L production for the Counterparty Risk Book (London). Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

Alex Depetris joined Deutsche Bank AG in June 2008 and serves as a Vice President in the DBX Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Depetris serves as a Vice President of the Managing Owner. Mr. Depetris has been a principal and associated person of the Managing Owner since April 13, 2009 and June 17, 2009, respectively, and a member of the NFA since June 17, 2009. From December 2006 to May 2008, Mr. Depetris was an associate with the law firm of Arnold & Porter LLP in New York, and prior to that he was an associate with the law firm Sullivan & Worcester LLP in Boston, Massachusetts from September 2005 through November 2006. Mr. Depetris received his J.D. from Boston University School of Law in 2005 and his Bachelors of Science in Finance from University of Maryland, College Park in 2002.

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://www.deutsche-bank.com/corporate-governance, under the heading “Codes of Ethics”. Other than several nonsubstantive changes made in May 2006, there have been no amendments or waivers to this code of ethics since its adoption. Information regarding any future amendments or waivers will be published on the aforementioned website.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.85% (0.85% annually) of the daily net asset value of the Master Fund. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.75% (0.75% annually) of the daily net asset value of the Master Fund.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $14,834,931 of which $13,265,505 had been paid at December 31, 2009. Management Fees of $1,569,426 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $2,034,785 of which $2,024,588 had been paid at December 31, 2009. Brokerage commissions of $10,197 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $15,159,629 of which $14,531,794 had been paid at December 31, 2008. Management Fees of $627,835 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $1,548,579 of which $1,533,042 had been paid at December 31, 2008. Brokerage commissions of $15,537 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $3,200,976 of which $2,590,888 had been paid at December 31, 2007. Management Fees of $610,088 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2007, the Fund has incurred brokerage commissions of $412,875 of which $379,884 had been paid at December 31, 2007. Brokerage commissions of $32,991 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2009, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2009		Fiscal Year Ended December 31, 2008
Audit Fees		$122,186	$132,301
Audit-Related Fees	$		$0
Tax Fees	$		$0
All Other Fees	$		$0

Total		$122,186	$132,301

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

(a)(1) Financial Statements

See financial statements commencing on page 43 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant*

4.2	Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant*

4.2.1	Amendment No. 1 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant**

4.2.2	Amendment No. 2 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant***

4.2.3	Amendment No. 3 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant

4.3	Form of Participant Agreement*

10.1	Form of Customer Agreement*

10.2	Form of Administration Agreement*

10.3	Form of Global Custody Agreement*

10.4	Form of Transfer Agency and Service Agreement*

10.5	Form of Distribution Services Agreement*

10.6	Form of Marketing Agreement*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
**	Previously filed as an exhibit to a Registration Statement on Form S-1 (SEC File No. 333-148613) on January 11, 2008 and incorporated herein by reference.
***	Previously filed as an exhibit to a Registration Statement on Form S-3 (SEC File No. 333-163453) on December 3, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Agriculture Master Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: February 24, 2010		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer