Form 10-K
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund; DB Oil Master Fund
filed 2010-03-08
CIK 1367305, 1367306, 1383058, 1383060

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $242,784,000

Number of Common Units of Beneficial Interest outstanding as of February 26, 2010: 13,600,000

ii

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

The Index is intended to reflect the change in market value of crude oil. The single commodity comprising the Index (the “Index Commodity”), is Light Sweet Crude Oil (WTI). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbo/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbo/index.aspx with respect to the composition of the Index on the Base Date.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2009 and December 31, 2008, the Fund had $357,787,205 (or 100%) and $89,255,090 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $19,907,325 (or 5.56%) and $15,026,513 (or 16.84%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions.

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

On the first New York business day (the “Verification Date”) of each month, the Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2010, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2010, a new Index Commodity futures contract with a later Delivery Month will be selected.

For the underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2010 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2010, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2010 and May 2011. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Master Fund pays the Managing Owner a management fee (the “Management Fee”)1 monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

Pursuant to the Trust Agreements, the Fund and the Master Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Master Fund and the Fund incurred without negligence or misconduct.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund.

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

[1]

From January 3, 2007 through January 3, 2010, the Management Fee payable by the Master Fund was 0.50% per annum of the daily net asset value of the Master Fund. Effective January 4, 2010, the Management Fee payable by the Master Fund was increased from 0.50% to 0.75% per annum of the daily net asset value of the Master Fund.

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

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodity is traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the trading hours for the futures exchanges on which the Index Commodity trade may not necessarily coincide during all of this time. For example, while the Shares trade on the NYSE Arca until 4:00 p.m. Eastern Standard Time, liquidity in the global Light Sweet Crude Oil market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Standard Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodity is traded is closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

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

As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in the Index Commodity included in the Index (Light Sweet Crude Oil, the “Affected Index Commodity”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Master Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Master Fund’s trading may be approaching any of these speculative position limits, the Master Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for the Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits
Light Sweet Crude Oil	NYMEX (CL)	10,000 – Single Month 20,000 – All Months Combined But not to exceed 3,000 contracts in the last three days of trading in the spot month

[1]	Legend:

“NYMEX” means the New York Mercantile Exchange, or its successor.

The Master Fund is subject to position limits and, consequently, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodity may be limited to the extent these activities would cause the Master Fund to exceed its applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

It is possible that in the future, the CFTC may propose new rules with respect to position limits in energy commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Master Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Master Fund, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodity may be limited to the extent these activities would cause the Master Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

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

As the Managing Owner and its Principals have Been Operating Investment Vehicles like the Fund or the Master Fund, Since January 2006, their Experience May be Inadequate or Unsuitable to Manage the Fund or the Master Fund.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	28.07%
Average rolling 3-month daily volatility	26.28%
Monthly return volatility	26.86%
Average annual volatility	26.98%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	26.56%
1989	28.11%
1990	40.56%
1991	29.57%
1992	16.66%
1993	17.70%
1994	20.13%
1995	17.07%
1996	31.02%
1997	21.51%
1998	27.97%
1999	27.10%
2000	32.19%
2001	29.77%
2002	25.52%
2003	26.59%
2004	30.80%
2005	26.55%
2006	22.01%
2007	21.17%
2008	41.43%
2009*	33.56%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2009.

**	Volatility, for these purposes means the following:

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75%2 per annum. Additional charges include brokerage fees of approximately 0.04% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.115% per annum, based upon the yield on 3-month U.S. Treasury bills as of March 2, 2010. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

[2]

From January 3, 2007 through January 3, 2010, the Management Fee payable by the Master Fund was 0.50% per annum of the daily net asset value of the Master Fund. Effective January 4, 2010, the Management Fee payable by the Master Fund was increased from 0.50% to 0.75% per annum of the daily net asset value of the Master Fund.

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

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

If speculative position limits with respect to an Index Contract underlying the Index Commodity has been reached, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Trading on commodity exchanges outside the United States is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the Master Fund’s trading been limited to U.S. markets.

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

Possibility of Termination of the Fund or Master Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in the Index through a fund vehicle will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBO.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2009	$21.97	$15.83
June 30, 2009	$26.35	$18.85
September 30, 2009	$26.96	$22.52
December 31, 2009	$28.23	$24.55

Quarter ended	High	Low
March 31, 2008	$39.99	$31.78
June 30, 2008	$53.00	$37.05
September 30, 2008	$55.01	$35.56
December 31, 2008	$37.64	$17.32

Holders

As of December 31, 2009, the Fund had 42,986 holders of record of its Shares.

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-13) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-14) and on January 15, 2008 (File No. 333-148613-04) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-15) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-3 was declared effective on January 4, 2010 (Registration No. 333-163453-14) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. Accordingly, upon effectiveness, the Registration Statement on Form S-3 (Registration No. 333-163453-14) also acts as Post-Effective Amendment No. 2 to File No. 333-150501-15, a Post-Effective Amendment No. 3 to File No. 333-148613-04, Post-Effective Amendment No. 4 to File No. 333-142163-14 and Post-Effective Amendment No. 5 to File No. 333-135422-13. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2009, 13.4 million Shares were created for $296.6 million and 4.8 million Shares were redeemed for $113.4 million. For the Three Months Ended December 31, 2009, 2.0 million Shares were created for $54.0 million and 0.2 million Shares were redeemed for $5.4 million. On December 31, 2009, 13.0 million Shares were outstanding for a market capitalization of $358.4 million.

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

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2009	4,800,000	$23.62
Year Ended December 31, 2008	3,000,000	$30.71
Period Ended December 31, 2007	1,800,000	$26.35

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 3, 2007; therefore no operating results occurred prior to that date. As a result, there is no comparable financial data presented below for 2006 and 2005.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$263,905	$762,475	$1,212,509
Net investment income (loss)	$(977,020)	$461,877	$1,062,551
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$86,139,691	$(26,674,853)	$6,572,379
Net Income (Loss)	$85,162,671	$(26,212,976)	$7,634,930
Net Income (Loss) per Share	$7.23	$(14.22)	$10.90
Distribution per Share	$—	$0.12	$1.28
Net increase (decrease) in cash	$(13,011,847)	$26,607,083	$1,536,904

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$357,787,205	$89,255,090	$34,631,964
Shares NAV	$27.51	$20.28	$34.62
General Shares NAV	$27.50	$20.28	$34.63

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest income	$30,687	$84,656	$82,985	$65,577
Net investment income (loss)	$(124,270)	$(231,076)	$(275,187)	$(346,487)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$3,328,251	$57,955,034	$(5,468,555)	$30,324,961
Net income/(loss)	$3,203,981	$57,723,958	$(5,743,742)	$29,978,474
Increase/(decrease) in Net Asset Value	$76,349,275	$76,579,138	$36,953,802	$78,531,484
Net Income (Loss) per Share	$(0.57)	$5.51	$(0.30)	$2.59

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$259,234	$211,582	$240,521	$51,138
Net investment income (loss)	$209,931	$120,684	$171,773	$(40,511)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$2,645,277	$17,004,608	$(18,200,033)	$(28,124,705)
Net income/(loss)	$2,855,208	$17,125,292	$(18,028,260)	$(28,165,216)
Increase/(decrease) in Net Asset Value	$2,763,664	$36,606,108	$(20,040,760)	$35,277,635
Net Income (Loss) per Share	$2.76	$15.47	$(14.32)	$(18.13)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is Light Sweet Crude Oil (WTI). The Index is composed of notional amounts of the Index Commodity. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbo/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbo/index.aspx with respect to the composition of the Index on the Base Date.

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

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust, the Fund, the Master Trust and the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

Performance Summary

This Report covers the three months ended December 31, 2009, 2008 and 2007 (herein referred to as the “Three Months Ended December 31, 2009”, the “Three Months Ended December 31, 2008” and the “Three Months Ended December 31, 2007”, respectively), the years ended December 31, 2009 and 2008 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Year Ended December 31, 2009”, the “Year Ended December 31, 2008” and the “Period Ended December 31, 2007”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009 and 2008 and for the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY CL TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009 and 2008 and for the Period Ended December 31, 2007.

Underlying Index	Aggregate returns for index in the DBLCI-OY CL TR™
	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
DB Light Sweet Crude Oil (WTI) Indices	10.47%	(46.86)%	23.40%

AGGREGATE RETURN	10.47%	(46.86)%	23.40%

Underlying Index	Aggregate returns for index in the DBLCI-OY CL TR™
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
DB Light Sweet Crude Oil (WTI) Indices	36.28%	(40.80)%	45.71%

AGGREGATE RETURN	36.28%	(40.80)%	45.71%

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

Operating Activities

Net cash flow used for operating activities was $196.3 million, $54.2 million and $25.4 million for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2009, $950.7 million was paid to purchase United States Treasury Obligations and $700.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $253.8 million was paid to purchase United States Treasury Obligations and $217.4 million was received from sales and maturing contracts. During the Period Ended December 31, 2007, $121.1 million was paid to purchase United States Treasury Obligations and $94.3 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $30.6 million, decreased by $9.1 million and increased by $5.2 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $183.3 million, $80.8 million and $27.0 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This included $296.6 million, $173.3 million and $75.4 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007, AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

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

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodity. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodity, which may compel the Fund to trade futures or other instruments that are not the Index Commodity as proxies for the Index Commodity. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodity as proxies for the Index Commodity could cause changes in the net asset value per share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DBO, DBONAV AND DBOLIX FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008, THE PERIOD ENDED DECEMBER 31, 2007 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD DECEMBER 1988 THROUGH JUNE 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITY, IN HINDSIGHT.

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 42.92% from $19.29 per Share to $27.57 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $15.83 per Share (-17.94%) on February 18, 2009 to a high of $28.23 per Share (+46.35%) on October 22, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis was 42.92%.

On December 30, 2008, the Fund made a $0.12 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 44.43% from $34.71 per Share to $19.29 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $55.01 per Share (+58.48%) on July 14, 2008 to a low of $17.32 per Share (-50.10%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis was -44.08%, including the above noted distribution.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $1.28 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 38.84% from $25.00 per Share to $34.71 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $21.96 per Share (-12.16%) on January 18, 2007 to a high of $35.84 per Share (+43.36%) on November 20, 2007. Therefore, the total return for the Fund, on a market value basis was 43.96% including the above noted distribution.

Fund Share Net Asset Performance

For the Year Ended December 31, 2009, the net asset value of each Share increased 35.65% from $20.28 per Share to $27.51 per Share. Appreciation in the price of light sweet crude oil futures contracts during the Year Ended December 31, 2009, contributed to a 36.28% increase in the level of the DBLCI-OY CL TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund on a net asset value basis was 35.65%.

Net income for the Year Ended December 31, 2009 was $85.2 million, resulting from $0.3 million of interest income, net realized gains of $55.6 million, unrealized gains of $30.5 million, and operating expenses of $1.2 million.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 41.42% from $34.62 per Share to $20.28 per Share. Falling prices of light sweet crude oil futures contracts during the Year Ended December 31, 2008, contributed to a 40.80% decrease in the level of the DBLCI-OY CL TR™. On December 30, 2008, the Fund made a $0.12 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was -41.07%.

Net loss for the Year Ended December 31, 2008 was $26.2 million, resulting from $0.8 million of interest income, net realized loss of $17.6 million, unrealized loss of $9.0 million, and operating expenses of $0.4 million.

For the Period Ended December 31, 2007, the net asset value of each Share increased 38.48% from $25.00 per Share to $34.62 per Share. Rising prices of light sweet crude oil futures contracts during the Period Ended December 31, 2007, contributed to a 45.71% increase in the level of the DBLCI-OY CL TR™. On December 28, 2007, the Fund made a $1.28 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis including the above noted distribution was 43.60%.

Net income for the Period Ended December 31, 2007 was $7.6 million, resulting from $1.2 million of interest income, net realized gain of $1.4 million, net unrealized gain of $5.1 million and operating expenses of $0.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

Fund Share Price Performance

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 10.86% from $24.87 per Share to $27.57 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $24.55 per Share (-1.29%) on October 2, 2009 to a high of $28.23 per Share (+13.51%) on October 22, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis was 10.86%.

On December 30, 2008, the Fund made a $0.12 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 49.79% from $38.42 per Share to $19.29 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $37.64 per Share (-2.03%) on October 1, 2008 to a low of $17.32 per Share (-54.92%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis was -49.48% including the above noted distribution.

On December 28, 2007, the Fund made a $1.28 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 18.18% from $29.37 per Share to $34.71 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $28.65 per Share (-2.45%) on October 3, 2007 to a high of $35.84 per Share (+22.03%) on November 11, 2007. Therefore, the total return for the Fund, on a market value basis was 22.54% including the above noted distribution.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 10.39% from $24.92 per Share to $27.51 per Share. Appreciation in the price of light sweet crude oil futures contracts during the Three Months Ended December 31, 2009, contributed to an 10.47% increase in the level of the DBLCI-OY CL TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, total return for the Fund, on a net asset value basis was 10.39%.

Net income for the Three Months Ended December 31, 2009 was $30.0 million, resulting from $0.1 million of interest income, net realized gain of $0.4 million, unrealized gain of $29.8 million, and operating expenses of $0.3 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 47.37% from $38.53 per Share to $20.28 per Share. Strong depreciation in the price of light sweet crude oil futures contracts during the Three Months Ended December 31, 2008, contributed to an 46.86% decrease in the level of the DBLCI-OY CL TR™. On December 30, 2008, the Fund made a $0.12 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, total return for the Fund, on a net asset value basis was -47.05%, including the above noted distribution.

Net loss for the Three Months Ended December 31, 2008 was $28.2 million, resulting from $0.1 million of interest income, net realized loss of $33.6 million, unrealized gain of $5.4 million, and operating expenses of $0.1 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 18.32% from $29.26 per Share to $34.62 per Share. Strong appreciation in the price of light sweet crude oil futures contracts during the Three Months Ended December 31, 2007, contributed to 23.40% increase in the level of the DBLCI-OY CL TR™. On December 28, 2007, the Fund made a $1.28 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis for the Fund including the above noted distribution, was 22.69%.

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

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the effects of margin, and any other multiplier features, as applicable of the Fund’s market sensitive instruments.

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

Value at risk (VaR) is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$357,787,205	2.46%	$20,505,912	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2008.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$89,255,090	3.15%	$6,522,941	22

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s open positions by market category as of December 31, 2008 as reported under the VaR methodology in effect until December 31, 2008.

Market Sector	Delivery Month	VaR $ Value*	VaR* % of Net Assets	Number of times VaR Exceeded
Light Sweet Crude Oil	June 2009	$7,055,325	7.91%	11
Aggregate/Total		$7,052,595	7.90%	6

*	The VaR for a contract represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 40 of the Fund’s Annual Report on Form 10-K.

By:	/s/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/s/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Oil Fund and Subsidiary:

We have audited PowerShares DB Oil Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Oil Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Oil Fund and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Oil Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Oil Fund and Subsidiary (the Fund) as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Oil Fund and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Oil Fund and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York March 8, 2010

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $315,976,953 and $64,998,456, respectively)	$315,981,025	$64,992,183
Cash held by broker	15,134,140	28,145,987
Net unrealized appreciation (depreciation) on futures contracts	26,672,040	(3,883,080)

Deposits with broker	357,787,205	89,255,090

Total assets	$357,787,205	$89,255,090

Liabilities
Management fee payable	$142,660	$27,885
Brokerage fee payable	3,812	171

Total liabilities	$146,472	$28,056

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,000	1,000
Accumulated earnings (deficit)	100	(189)

Total General shares	1,100	811

Shares:
Paid in capital - 13,000,000 and 4,400,000 redeemable Shares issued and outstanding as of December 31, 2009 and 2008, respectively	292,486,164	109,235,136
Accumulated earnings (deficit)	65,152,369	(20,009,724)

Total Shares	357,638,533	89,225,412

Total shareholders’ equity	357,639,633	89,226,223

Non-controlling interest in consolidated subsidiary - related party	1,100	811

Total equity	357,640,733	89,227,034

Total liabilities and equity	$357,787,205	$89,255,090

Net asset value per share
General shares	$27.50	$20.28
Shares	$27.51	$20.28

See accompanying notes to consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 14, 2010	0.28%	$999,994	$1,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	1.54	5,499,929	5,500,000
U.S. Treasury Bills, 0.01% due January 28, 2010	6.43	22,999,517	23,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	5.03	17,999,460	18,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	12.58	44,998,335	45,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	3.08	10,999,659	11,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	22.09	78,995,181	79,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	20.41	72,994,598	73,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	9.50	33,997,212	34,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	5.59	19,997,980	20,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	0.70	2,499,740	2,500,000
U.S. Treasury Bills, 0.11% due April 1, 2010	1.12	3,999,420	4,000,000

Total United States Treasury Obligations (cost $315,976,953)	88.35%	$315,981,025

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light Sweet Crude Oil (955 contracts, settlement date June 21, 2010)	1.92%	$6,863,470
Light Sweet Crude Oil (3,431 contracts, settlement date June 22, 2010)	5.54	$19,808,570

Net Unrealized Appreciation on Futures Contracts	7.46%	$26,672,040

Net unrealized appreciation is comprised of unrealized gains of $26,944,600 and unrealized losses of $272,560.

See accompanying notes to consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.65% due January 22, 2009	0.56%	$499,998	$500,000
U.S. Treasury Bills, 0.03% due January 29, 2009	2.24	1,999,956	2,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	1.12	999,968	1,000,000
U.S. Treasury Bills, 0.15% due February 26, 2009	13.45	11,999,472	12,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	39.22	34,994,155	35,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	8.97	7,999,368	8,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	7.28	6,499,266	6,500,000

Total United States Treasury Obligations (cost $64,998,456)	72.84%	$64,992,183

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Light Sweet Crude Oil (1,649 contracts, settlement date June 22, 2009)	(4.35)%	$(3,883,080)

Net Unrealized Depreciation on Futures Contracts	(4.35)%	$(3,883,080)

See accompanying notes to consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Income
Interest Income, net	$263,905	$762,475	$1,212,509

Expenses
Management Fee	1,152,708	250,735	131,443
Brokerage Commissions and Fees	88,217	49,863	18,515

Total Expenses	1,240,925	300,598	149,958

Net investment income (loss)	(977,020)	461,877	1,062,551

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	736	45,008	490
Futures	55,573,490	(17,654,979)	1,396,360

Net realized gain (loss)	55,574,226	(17,609,971)	1,396,850

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	10,345	(9,802)	3,529
Futures	30,555,120	(9,055,080)	5,172,000

Net change in unrealized gain (loss)	30,565,465	(9,064,882)	5,175,529

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	86,139,691	(26,674,853)	6,572,379

Net Income (Loss)	$85,162,671	$(26,212,976)	$7,634,930

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(289)	189	—

Net Income (Loss) Attributable to PowerShares DB Oil Fund and Subsidiary	$85,162,382	$(26,212,787)	$7,634,930

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,226,223	$811	$89,227,034
Sale of Shares					13,400,000	296,621,020		296,621,020	296,621,020		296,621,020
Redemption of Shares					(4,800,000)	(113,369,992)		(113,369,992)	(113,369,992)		(113,369,992)
Net Income
Net investment loss			(4)	(4)			(977,012)	(977,012)	(977,016)	(4)	(977,020)
Net realized gain on United States Treasury Obligations and Futures			188	188			55,573,850	55,573,850	55,574,038	188	55,574,226
Net change in unrealized gain on United States Treasury Obligations and Futures			105	105			30,565,255	30,565,255	30,565,360	105	30,565,465

Net Income			289	289			85,162,093	85,162,093	85,162,382	289	85,162,671

Distribution of net investment income			—	—			—	—	—

Balance at December 31, 2009	40	$1,000	$100	$1,100	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,639,633	$1,100	$357,640,733

See accompanying notes to consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$385	$1,385	1,000,000	$28,007,508	$6,610,494	$34,618,002	$34,619,387	$1,000	$34,620,387
Sale of Shares					6,400,000	173,343,898		173,343,898	173,343,898		173,343,898
Redemption of Shares					(3,000,000)	(92,116,270)		(92,116,270)	(92,116,270)		(92,116,270)
Net Loss
Net investment income			18	18			461,813	461,813	461,831	46	461,877
Net realized gain (loss) on United States Treasury Obligations and Futures			(46)	(46)			(17,610,075)	(17,610,075)	(17,610,121)	150	(17,609,971)
Net change in unrealized loss on United States Treasury Obligations and Futures			(541)	(541)			(9,063,956)	(9,063,956)	(9,064,497)	(385)	(9,064,882)

Net Loss			(569)	(569)			(26,212,218)	(26,212,218)	(26,212,787)	(189)	(26,212,976)

Distributions of net investment income ($0.12 per Share)			(5)	(5)			(408,000)	(408,000)	(408,005)	—	(408,005)

Balance at December 31, 2008	40	$1,000	$(189)	$811	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,226,223	$811	$89,227,034

See accompanying notes to consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 3, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000	$1,000	$2,000
Sale of Shares					2,800,000	75,433,798		75,433,798	75,433,798		75,433,798
Redemption of Shares					(1,800,000)	(47,426,290)		(47,426,290)	(47,426,290)		(47,426,290)
Net Income
Net investment income			45	45			1,062,506	1,062,506	1,062,551		1,062,551
Net realized gain on United States Treasury Obligations and Futures			65	65			1,396,785	1,396,785	1,396,850		1,396,850
Net change in unrealized gain on United States Treasury Obligations and Futures			326	326			5,175,203	5,175,203	5,175,529		5,175,529

Net Income			436	436			7,634,494	7,634,494	7,634,930	—	7,634,930

Distributions of net investment income ($1.28 per Share)			(51)	(51)			(1,024,000)	(1,024,000)	(1,024,051)	—	(1,024,051)

Balance at December 31, 2007	40	$1,000	$385	$1,385	1,000,000	$28,007,508	$6,610,494	$34,618,002	$34,619,387	$1,000	$34,620,387

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$85,162,671	$(26,212,976)	$7,634,930
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(950,705,177)	(253,785,947)	(121,149,029)
Proceeds from securities sold and matured	699,991,923	217,396,180	94,341,927
Net accretion of discount on United States Treasury Obligations	(264,507)	(649,021)	(1,107,068)
Net realized gain on United States Treasury Obligations	(736)	(45,008)	(490)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(30,565,465)	9,064,882	(5,175,529)
Change in operating receivables and liabilities:
Management fee payable	114,775	16,308	11,577
Other assets	—	2,871	(2,871)
Brokerage fee payable	3,641	171	—

Net cash used for operating activities	(196,262,875)	(54,212,540)	(25,446,553)

Cash flows from financing activities:
Proceeds from sale of Shares	296,621,020	173,343,898	75,433,798
Redemption of Shares	(113,369,992)	(92,116,270)	(47,426,290)
Cash distributions paid on Shares and General Shares	—	(408,005)	(1,024,051)

Net cash provided by financing activities	183,251,028	80,819,623	26,983,457

Net change in cash held by broker	(13,011,847)	26,607,083	1,536,904
Cash held by broker at beginning of period	28,145,987	1,538,904	2,000

Cash held by broker at end of period	$15,134,140	$28,145,987	$1,538,904

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

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

The Index is intended to reflect the change in market value of the crude oil sector. The single commodity comprising the Index, or the Index Commodity, is Light Sweet Crude Oil (WTI). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in the specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of December 31, 2009 and December 31, 2008, the Fund had $357,787,205 (or 100%) and $89,255,090 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of

PowerShares DB Oil Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

this, $19,907,325 (or 5.56%) and $15,026,513 (or 16.84%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2009, the Fund and the Master Fund incurred Management Fees of $1,152,708, of which $142,660 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $250,735, of which $27,885 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $131,443.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. For the Year Ended December 31, 2009, the Fund and Master Fund incurred brokerage fees of $88,217, of which $3,812 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $49,863, of which $171 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $18,515.

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

PowerShares DB Oil Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

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

PowerShares DB Oil Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2009 and 2008 was $19,907,325 and $15,026,513, respectively, which were restricted and held against initial margin of the open futures contracts.

PowerShares DB Oil Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2009, the Fund held cash of $15,134,140. As of December 31, 2008, the Fund held cash of $28,145,987 of which $3,883,080 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2009 and 2008.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2009 and 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $26,672,040 and a net unrealized depreciation position of $3,883,080, respectively.

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

PowerShares DB Oil Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	2009	2008
United States Treasury Obligations (Level 1)	$315,981,025	$64,992,183
Commodity Futures Contracts (Level 1)	$26,672,040	$(3,883,080)

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

PowerShares DB Oil Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

PowerShares DB Oil Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2009 and 2008

and for the Period Ended December 31, 2007

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold	13,400,000	$296,621,020	6,400,000	$173,343,898	2,800,000	$75,433,798
Shares Redeemed	(4,800,000)	(113,369,992)	(3,000,000)	(92,116,270)	(1,800,000)	(47,426,290)

Increase	8,600,000	$183,251,028	3,400,000	$81,227,628	1,000,000	$28,007,508

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

PowerShares DB Oil Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$—	$—	$25.00
Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	7.33	(14.54)	9.80
Net investment income (loss)	(0.10)	0.32	1.10

Net income (loss)	7.23	(14.22)	10.90
Distributions of net investment income on Shares	—	(0.12)	(1.28)

Net increase (decrease)	7.23	(14.34)	9.62
Net asset value per Share, beginning of period	20.28	34.62	—

Net asset value per Share, end of period	$27.51	$20.28	$34.62

Market value per Share, beginning of period	$19.29	$34.71	$25.00

Market value per Share, end of period	$27.57	$19.29	$34.71

Ratio to average Shares*
Net investment income (loss)	(0.42)%	0.92%	4.02%
Total expenses	0.54%	0.60%	0.57%
Total Return, at net asset value **	35.65%	(41.07)%	43.60%

Total Return, at market value **	42.92%	(44.08)%	43.96%

*	Percentages are annualized.
**	Percentages are not annualized for the Period Ended December 31, 2007 and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through March 8, 2010, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Effective January 4, 2010, the Management Fee was increased to 0.75% from 0.50% per annum of the daily net asset value of the Master Fund.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 39 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 40 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Hans Ephraimson	45	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	43	Principal Financial Officer
Martin Kremenstein	33	Chief Operating Officer, Chief Investment Officer, Director and Member of the Board of Managers
Alex Depetris	30	Vice President and Member of the Board of Managers

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value per Share at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.50% (0.50% annually).

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $1,152,708 of which $1,010,048 had been paid at December 31, 2009. Management fees of $142,660 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $88,217 of which $84,405 had been paid at December 31, 2009. Brokerage commissions of $3,812 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $250,735 of which $222,850 had been paid at December 31, 2008. Management fees of $27,885 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $49,863 of which $49,692 had been paid at December 31, 2008. Brokerage commissions of $171 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $131,443 of which $119,866 had been paid at December 31, 2007. Management fees of $11,577 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage commissions of $18,515 all of which had been paid at December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2009, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Audit Fees	$102,554	$88,939
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$102,554	$88,939

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

(a)(1) Financial Statements

See financial statements commencing on page 38 hereof.

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Oil Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/s/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

		By:	/s/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Oil Master Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/s/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: March 8, 2010		By:	/s/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer