Form 10-K
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund; DB Gold Master Fund
filed 2010-03-08
CIK 1367305, 1367306, 1383055, 1383056

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $127,414,000

Number of Common Units of Beneficial Interest outstanding as of February 26, 2010: 3,800,000

ii

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

The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index (the “Index Commodity”), is gold. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dgl/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dgl/index.aspx with respect to the composition of the Index on the Base Date.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2009 and 2008, the Fund had $194,392,867 (or 100%) and $83,693,739 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $8,838,817 (or 4.55%) and $5,418,584 (or 6.47%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Master Fund pays the Managing Owner a management fee (the “Management Fee”) 1 monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

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

The net asset value per Share will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket of Shares may be different from the net asset value of a Basket of Shares (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket of Shares) and similarly the public trading price per Share may be different from its net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical to, the same forces influencing the prices of the Index Commodity comprising the Index, trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodity is traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the trading hours for the futures exchanges on which the Index Commodity is traded may not necessarily coincide during all of this time. For example, while the Shares trade on the NYSE Arca until 4:00 p.m. Eastern Standard Time, liquidity in the global gold market will be reduced after the close of the COMEX at 1:30 p.m. Eastern Standard Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodity is traded is closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

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

As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in the Index Commodity included in the Index (Gold, the “Affected Index Commodity”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Master Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Master Fund’s trading may be approaching any of these speculative position limits, the Master Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for the Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits
Gold	COMEX (GC)	3,000 – Spot Month 6,000 – Single Month 6,000 – All Months Combined

[1]	Legend:

“COMEX” means the Commodity Exchange Inc., New York, or its successor.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodity, the imposition of speculative position limits (as discussed in the above risk factor “Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets of the Fund and the Operation of the Master Fund”), or due to other extraordinary circumstances. As the Master Fund approaches or reaches position limits with respect to certain futures contracts comprising the Index, the Master Fund may commence investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than the commodity that comprises the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with a futures contract that comprises the Index. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	15.30%
Average rolling 3 month daily volatility	14.08%
Monthly return volatility	14.98%
Average annual volatility	14.16%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	11.42%
1989	13.16%
1990	17.65%
1991	12.67%
1992	8.32%
1993	14.43%
1994	9.59%
1995	6.63%
1996	6.18%
1997	12.59%
1998	12.82%
1999	17.33%
2000	15.03%
2001	14.42%
2002	13.44%
2003	16.66%
2004	16.25%
2005	12.39%
2006	22.81%
2007	13.91%
2008	25.53%
2009*	18.40%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2009.

**	Volatility, for these purposes means the following:

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

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced have been unusually long and have lasted for multi-year drawdown periods.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2009	$36.13	$29.50
June 30, 2009	$35.49	$31.43
September 30, 2009	$36.62	$32.82
December 31, 2009	$43.59	$35.93

Quarter ended	High	Low
March 31, 2008	$37.42	$32.38
June 30, 2008	$35.35	$31.73
September 30, 2008	$36.20	$27.52
December 31, 2008	$34.00	$26.46

Holders

As of December 31, 2009, the Fund had 10,803 holders of record of its Shares.

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-11) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-12) and on January 15, 2008 (File No. 333-148613-02) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-12) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-3 was declared effective on January 4, 2010 (Registration No. 333-163453-12) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. Accordingly, upon effectiveness, the Registration Statement on Form S-3 (Registration No. 333-163453-12) also acts as Post-Effective Amendment No. 2 to File No. 333-150501-12, a Post-Effective Amendment No. 3 to File No. 333-148613-02, Post-Effective Amendment No. 4 to File No. 333-142163-12 and Post-Effective Amendment No. 5 to File No. 333-135422-11. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2009, 2.8 million Shares were created for $99.3 million and 0.8 million Shares were redeemed for $27.9 million. For the Three Months Ended December 31, 2009, 0.6 million Shares were created for $24.2 million and no Shares were redeemed. On December 31, 2009, 4.6 million Shares were outstanding for a market capitalization of $180.4 million.

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

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2009	800,000	$34.88
Year Ended December 31, 2008	1,800,000	$32.15
Period Ended December 31, 2007	600,000	$26.74

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended		Period Ended December 31, 2007
	December 31, 2009	December 31, 2008
Interest Income	$161,516	$1,097,907	$1,174,702
Net investment income (loss)	$(511,044)	$690,910	$1,032,838
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$26,083,604	$2,161,236	$6,943,605
Net Income (Loss)	$25,572,560	$2,852,146	$7,976,443
Net Income (Loss) per Share	$7.09	$0.89	$7.36
Distribution per Share	$—	$0.26	$0.81
Net increase (decrease) in cash	$(33,461,910)	$33,461,910	$(2,000)

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$194,392,867	$83,693,739	$45,642,633
Shares NAV	$39.27	$32.18	$31.55
General Shares NAV	$39.28	$32.18	$31.55

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest income	$29,392	$43,180	$53,327	$35,617
Net investment income (loss)	$(91,750)	$(109,514)	$(124,779)	$(185,001)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$3,448,778	$(79,165)	$11,112,110	$11,601,881
Net income/(loss)	$3,357,028	$(188,679)	$10,987,331	$11,416,880
Increase/(decrease) in Net Asset Value	$16,938,630	$26,625,447	$17,804,739	$35,632,594
Net Income (Loss) per Share	$1.35	$(0.05)	$2.78	$3.01

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$414,107	$293,553	$334,430	$55,817
Net investment income (loss)	$324,770	$186,987	$227,549	$(48,396)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$2,699,166	$66,053	$(4,146,637)	$3,542,654
Net income/(loss)	$3,023,936	$253,040	$(3,919,088)	$3,494,258
Increase/(decrease) in Net Asset Value	$38,103,638	$407,110	$(30,681,012)	$31,656,114
Net Income (Loss) per Share	$2.73	$0.17	$(1.95)	$(0.06)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dgl/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dgl/index.aspx with respect to the composition of the Index on the Base Date.

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

Performance Summary

This Report covers the three months ended December 31, 2009, 2008 and 2007 (herein referred to as the “Three Months Ended December 31, 2009,” the “Three Months Ended December 31, 2008” and the “Three Months Ended December 31, 2007,” respectively), the years ended December 31, 2009 and 2008 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Year Ended December 31, 2009,” the “Year Ended December 31, 2008” and the “Period Ended December 31, 2007,” respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007.

Underlying Index	Aggregate returns for index in the DBLCI-OY Gold TR™
	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
DB Gold	8.53%	(0.06)%	11.62%

AGGREGATE RETURN	8.53%	(0.06)%	11.62%

Underlying Index	Aggregate returns for index in the DBLCI-OY Gold TR™
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
DB Gold	22.95%	3.15%	30.68%

AGGREGATE RETURN	22.95%	3.15%	30.68%

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

Operating Activities

Net cash flow used for operating activities was $104.9 million, $3.2 million and $36.2 million for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2009, $527.8 million was paid to purchase United States Treasury Obligations and $396.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $277.5 million was paid to purchase United States Treasury Obligations and $277.4 million was received from sales and maturing contracts. During the Period Ended December 31, 2007 $126.1 million was paid to purchase United States Treasury Obligations and $87.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $12.2 million, $3.5 million and $6.3 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $71.4 million, $36.6 million and $36.2 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This included $99.3 million, $95.1 million and $53.2 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007, THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (the “DBLCI-OY GC ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DGL”), (ii) the Fund’s NAV (as reflected by the graph “DGLNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DGLDIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodity. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodity, which may compel the Fund to trade futures or other instruments that are not the Index Commodity as proxies for the Index Commodity. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodity as proxies for Index Commodity could cause changes in the net asset value per share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DGL, DGLNAV AND DGLDIX FOR THE YEARS ENDED

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 22.03% from $32.14 per Share to $39.22 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $29.50 per Share (-8.21%) on January 14, 2009 to a high of $43.59 per Share (+35.63%) on December 2, 2009. Therefore, the total return for the Fund, on a market value basis, was 22.03%.

On December 30, 2008, the Fund made a $0.26 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share increased 1.77% from $31.58 per Share to $32.14 per Share. The Share price low and high for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $26.46 per Share (-16.21%) on November 12, 2008 to a high of $37.42 per Share (+18.49%) on March 17, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was 2.60%.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $0.81 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 26.32% from $25.00 per Share to $31.58 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $24.12 per Share (-3.52%) on January 5, 2007 to a high of $32.47 per Share (+29.88%) on November 7, 2007. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was 29.56%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2009, the net asset value of each Share increased 22.03% from $32.18 per Share to $39.27 per Share. Appreciation in the price for gold futures contracts during the Year Ended December 31 2009, contributed to a 22.95% increase in the level of the DBLCI-OY GC TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund, on a net asset value basis, was 22.03%.

Net income for the Year Ended December 31, 2009 was $25.6 million, resulting from $0.2 million of interest income, net realized gain of $13.9 million, unrealized gain of $12.2 million, and operating expenses of $0.7 million.

For the Year Ended December 31, 2008, the net asset value of each Share increased 2.00% from $31.55 per Share to $32.18 per Share. Appreciation in the price for gold futures contracts during the Year Ended December 31 2008, contributed to a 3.15% increase in the level of the DBLCI-OY GC TR™. On December 30, 2008, the Fund made a $0.26 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was 2.82%.

Net income for the Year Ended December 31, 2008 was $2.9 million, resulting from $1.1 million of interest income, net realized loss of $1.3 million, unrealized gain of $3.5 million, and operating expenses of $0.4 million.

For the Period Ended December 31, 2007, the net asset value of each Share increased 26.20% from $25.00 per Share to $31.55 per Share. Strong appreciation in the price of gold futures contracts during the Period Ended December 31, 2007, contributed to a 30.68% increase in the level of the DBLCI-OY GC TR™. On December 28, 2007, the Fund made a $0.81 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was 29.44%.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 8.16% from $36.26 per Share to $39.22 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $35.93 per Share (-0.91%) on October 1, 2009 to a high of $43.59 per Share (+20.22%) on December 2, 2009. Therefore, the total return for the Fund, on a market value basis, was 8.16%.

On December 30, 2008, the Fund made a $0.26 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 0.09% from $32.17 per Share to $32.14 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $34.00 per Share (+5.69%) on October 9, 2008 to a low of $26.46 per Share (-17.75%) on November 12, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was 0.71%.

On December 28, 2007, the Fund made a $0.81 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 8.52% from $29.10 per Share to $31.58 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $28.48 per Share (-2.13%) on October 3, 2007 to a high of $32.47 per Share (+11.58%) on November 7, 2007. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was 11.31%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 8.30% from $36.26 per Share to $39.27 per Share. Appreciation in prices for gold futures contracts during the Three Months Ended December 31, 2009, contributed to an 8.53% increase in the level of the DBLCI-OY GC TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund, on a net asset value basis, was 8.30%.

Net income for the Three Months Ended December 31, 2009 was $11.5 million, resulting from $0.1 million of interest income, net realized gain of $1.7 million, unrealized gain of $9.9 million, and operating expenses of $0.2 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 0.98% from $32.50 per Share to $32.18 per Share. Falling prices for gold futures contracts during the Three Months Ended December 31, 2008, contributed to a 0.06% decrease in the level of the DBLCI-OY GC TR™. On December 30, 2008, the Fund made a $0.26 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was -0.18%.

Net income for the Three Months Ended December 31, 2008 was $3.5 million, resulting from $0.1 million of interest income, net realized loss of $2.0 million, unrealized gain of $5.5 million, and operating expenses of $0.1 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 8.38% from $29.11 per Share to $31.55 per Share. Strong appreciation in the price of gold futures contracts during the Three Months Ended December 31, 2007, contributed to an 11.62% increase in the level of the DBLCI-OY GC TR™. On December 28, 2007, the Fund made a $0.81 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was 11.16%.

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

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the effects of margin and any other multiplier features, as applicable, of the Fund’s market sensitive instruments.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

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

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$194,392,867	1.34%	$5,627,693	5

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2008.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$83,693,739	1.93%	$3,755,632	14

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s open positions by market category as of December 31, 2008 as reported under the VaR methodology in effect until December 31, 2008.

Market Sector	Delivery Month	VaR* $ Value	VaR* % of Net Assets	Number of times VaR Exceeded
Gold	June 2009	$3,826,784	4.57%	9
Aggregate/Total		$3,827,027	4.57%	8

*	The VaR for a contract represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The primary trading risk exposure of the Fund as of December 31, 2009 relating to the Index Commodity is as follows:

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Gold Fund and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Gold Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Gold Fund and Subsidiary (the Fund) as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Gold Fund and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP
New York, New York
March 8, 2010

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $172,487,720 and $40,493,607, respectively)	$172,492,067	$40,498,409
Cash held by broker	—	33,461,910
Net unrealized appreciation on futures contracts	21,900,800	9,733,420

Deposits with broker	194,392,867	83,693,739

Total assets	$194,392,867	$83,693,739

Liabilities
Payable to broker	$13,645,890	$—
Management fee payable	79,290	30,192
Brokerage fee payable	3,156	426

Total liabilities	$13,728,336	$30,618

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,000	1,000
Accumulated earnings	571	287

Total General shares	1,571	1,287

Shares:
Paid in capital - 4,600,000 and 2,600,000 redeemable Shares issued and outstanding as of December 31, 2009 and 2008, respectively	145,857,424	74,428,574
Accumulated earnings	34,803,965	9,231,973

Total Shares	180,661,389	83,660,547

Total shareholders’ equity	180,662,960	83,661,834

Non-controlling interest in consolidated subsidiary - related party	1,571	1,287

Total equity	180,664,531	83,663,121

Total liabilities and equity	$194,392,867	$83,693,739

Net asset value per share
General shares	$39.28	$32.18
Shares	$39.27	$32.18

See accompanying notes to consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	8.30%	$14,999,985	$15,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	3.32	5,999,964	6,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	3.60	6,499,916	6,500,000
U.S. Treasury Bills, 0.01% due January 28, 2010	7.20	12,999,727	13,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	21.03	37,998,594	38,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	16.05	28,999,101	29,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	13.28	23,998,536	24,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	11.07	19,998,520	20,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	3.88	6,999,426	7,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	4.43	7,999,168	8,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	3.32	5,999,130	6,000,000

Total United States Treasury Obligations (cost $172,487,720)	95.48%	$172,492,067

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (1,636 contracts, settlement date April 28, 2010)	12.12	21,900,800

Net Unrealized Appreciation on Futures Contracts	12.12%	$21,900,800

Net unrealized appreciation is comprised of unrealized gains of $22,627,130 and unrealized losses of $726,330.

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

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e)
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts Gold (933 contracts, settlement date June 26, 2009)	11.63%	$9,733,420

Net Unrealized Appreciation on Futures Contracts	11.63%	$9,733,420

See accompanying notes to consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Income
Interest Income, net	$161,516	$1,097,907	$1,174,702

Expenses
Management Fee	644,500	352,356	130,429
Brokerage Commissions and Fees	28,060	54,641	11,435

Total Expenses	672,560	406,997	141,864

Net investment income (loss)	(511,044)	690,910	1,032,838

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	(1,171)	50,324	568
Futures	13,917,850	(1,349,613)	665,340

Net realized gain (loss)	13,916,679	(1,299,289)	665,908

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(455)	(1,155)	5,957
Futures	12,167,380	3,461,680	6,271,740

Net change in unrealized gain	12,166,925	3,460,525	6,277,697

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	26,083,604	2,161,236	6,943,605

Net Income	$25,572,560	$2,852,146	$7,976,443

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(284)	(287)	—

Net Income Attributable to PowerShares DB Gold Fund and Subsidiary	$25,572,276	$2,851,859	$7,976,443

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2009	40	$1,000	$287	$1,287	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,661,834	$1,287	$83,663,121
Sale of Shares					2,800,000	99,334,292		99,334,292	99,334,292		99,334,292
Redemption of Shares					(800,000)	(27,905,442)		(27,905,442)	(27,905,442)		(27,905,442)
Net Income
Net investment loss			(5)	(5)			(511,034)	(511,034)	(511,039)	(5)	(511,044)
Net realized gain on United States Treasury Obligations and Futures			171	171			13,916,337	13,916,337	13,916,508	171	13,916,679
Net change in unrealized gain on United States Treasury Obligations and Futures			118	118			12,166,689	12,166,689	12,166,807	118	12,166,925

Net Income			284	284			25,571,992	25,571,992	25,572,276	284	25,572,560

Balance at December 31, 2009	40	$1,000	$571	$1,571	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,662,960	$1,571	$180,664,531

See accompanying notes to consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2008	40	$1,000	$262	$1,262	1,400,000	$37,170,860	$7,004,149	$44,175,009	$44,176,271	$1,000	$44,177,271
Sale of Shares					3,000,000	95,134,198		95,134,198	95,134,198		95,134,198
Redemption of Shares					(1,800,000)	(57,876,484)		(57,876,484)	(57,876,484)		(57,876,484)
Net Income
Net investment income			13	13			690,867	690,867	690,880	30	690,910
Net realized loss on United States Treasury Obligations and Futures			(3)	(3)			(1,299,283)	(1,299,283)	(1,299,286)	(3)	(1,299,289)
Net change in unrealized gain on United States Treasury Obligations and Futures			25	25			3,460,240	3,460,240	3,460,265	260	3,460,525

Net Income			35	35			2,851,824	2,851,824	2,851,859	287	2,852,146

Distributions of net investment income ($0.26 per Share)			(10)	(10)			(624,000)	(624,000)	(624,010)	—	(624,010)

Balance at December 31, 2008	40	$1,000	$287	$1,287	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,661,834	$1,287	$83,663,121

See accompanying notes to consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 3, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000	$1,000	$2,000
Sale of Shares					2,000,000	53,218,902		53,218,902	53,218,902		53,218,902
Redemption of Shares					(600,000)	(16,048,042)		(16,048,042)	(16,048,042)		(16,048,042)
Net Income
Net investment income			45	45			1,032,793	1,032,793	1,032,838		1,032,838
Net realized gain on United States Treasury Obligations and Futures			54	54			665,854	665,854	665,908		665,908
Net change in unrealized gain on United States Treasury Obligations and Futures			195	195			6,277,502	6,277,502	6,277,697		6,277,697

Net Income			294	294			7,976,149	7,976,149	7,976,443	—	7,976,443

Distributions of net investment income ($0.81 per Share)			(32)	(32)			(972,000)	(972,000)	(972,032)	—	(972,032)

Balance at December 31, 2007	40	$1,000	$262	$1,262	1,400,000	$37,170,860	$7,004,149	$44,175,009	$44,176,271	$1,000	$44,177,271

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by operating activities:
Net Income	$25,572,560	$2,852,146	$7,976,443
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(527,831,771)	(277,503,383)	(126,122,942)
Proceeds from securities sold and matured	395,998,003	277,405,815	87,827,067
Net accretion of discount on United States Treasury Obligations	(161,516)	(984,335)	(1,064,937)
Net realized (gain) loss on United States Treasury Obligations	1,171	(50,324)	(568)
Net change in unrealized gain on United States Treasury Obligations and futures	(12,166,925)	(3,460,525)	(6,277,697)
Change in operating receivables and liabilities:
Payable to broker	13,645,890	(1,448,582)	1,448,582
Management fee payable	49,098	13,412	16,780
Other assets	—	3,556	(3,556)
Brokerage fee payable	2,730	426	—

Net cash used for operating activities	(104,890,760)	(3,171,794)	(36,200,828)

Cash flows from financing activities:
Proceeds from sale of Shares	99,334,292	95,134,198	53,218,902
Redemption of Shares	(27,905,442)	(57,876,484)	(16,048,042)
Cash distributions paid on Shares and General Shares	—	(624,010)	(972,032)

Net cash provided by financing activities	71,428,850	36,633,704	36,198,828

Net change in cash held by broker	(33,461,910)	33,461,910	(2,000)
Cash held by broker at beginning of period	33,461,910	—	2,000

Cash held by broker at end of period	$—	$33,461,910	$—

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

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

The Fund does not employ leverage. As of December 31, 2009 and 2008, the Fund had $194,392,867 (or 100%) and $83,693,739 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $8,838,817 (or 4.55%) and $5,418,584 (or 6.47%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB Gold Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2009, the Fund and the Master Fund incurred Management Fees of $644,500, of which $79,290 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $352,356, of which $30,192 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $130,429.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. For the Year Ended December 31, 2009, the Fund and Master Fund incurred brokerage fees of $28,060, of which $3,156 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $54,641, of which $426 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $11,435.

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

PowerShares DB Gold Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

PowerShares DB Gold Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2009 and 2008 was $8,838,817 and $5,418,584, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $21,900,800 of which the Fund utilized $13,645,890 to purchase United States Treasury Obligations. As of December 31, 2008, the Fund did not have an amount payable to broker.

(g) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2009 the Fund held no cash. As of December, 31 2008, the Fund held cash of $33,461,910. There were no cash equivalents held by the Fund as of December 31, 2009 and 2008.

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

PowerShares DB Gold Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2009 and 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $21,900,800 and $9,733,420, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$172,492,067	$40,498,409
Commodity Futures Contracts (Level 1)	$21,900,800	$9,733,420

PowerShares DB Gold Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

PowerShares DB Gold Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

	Shares Year Ended December 31, 2009	Paid in Capital Year Ended December 31, 2009	Shares Year Ended December 31, 2008	Paid in Capital Year Ended December 31, 2008	Shares Period Ended December 31, 2007	Paid in Capital Period Ended December 31, 2007
Shares Sold	2,800,000	$99,334,292	3,000,000	$95,134,198	2,000,000	$53,218,902
Shares Redeemed	(800,000)	(27,905,442)	(1,800,000)	(57,876,484)	(600,000)	(16,048,042)

Net Increase	2,000,000	$71,428,850	1,200,000	$37,257,714	1,400,000	$37,170,860

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

PowerShares DB Gold Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

PowerShares DB Gold Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

	Year Ended December 31, 2009		Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$		$—	$25.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures		7.23	0.58	6.28
Net investment income (loss)		(0.14)	0.31	1.08

Net income		7.09	0.89	7.36
Distributions of net investment income on Shares		—	(0.26)	(0.81)

Net increase		7.09	0.63	6.55
Net asset value per Share, beginning of period		$32.18	$31.55	—

Net asset value per Share, end of period		$39.27	$32.18	$31.55

Market value per Share, beginning of period		$32.14	$31.58	$25.00

Market value per Share, end of period		$39.22	$32.14	$31.58

Ratio to average Shares*
Net investment income (loss)		(0.40)%	0.98%	3.92%
Total expenses		0.52%	0.58%	0.54%
Total Return, at net asset value **		22.03%	2.82%	29.44%

Total Return, at market value **		22.03%	2.60%	29.56%

*	Percentages are annualized.
**	Percentages are not annualized for the Period Ended December 31, 2007 and are calculated based on initial offering price upon commencement of investment operations of $25.00.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 36 of this Form 10-K.

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value of the Master Fund. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.50% (0.50% annually) of the daily net asset value of the Master Fund.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $644,500 of which $565,210 had been paid at December 31, 2009. Management Fees of $79,290 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $28,060 of which $24,904 had been paid at December 31, 2009. Brokerage commissions of $3,156 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $352,356 of which $322,164 had been paid at December 31, 2008. Management Fees of $30,192 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $54,641 of which $54,215 had been paid at December 31, 2008. Brokerage commissions of $426 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $130,429 of which $113,649 had been paid at December 31, 2007. Management Fees of $16,780 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage commissions of $11,435 all of which had been paid at December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2009, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Audit Fees	$102,554	$110,294
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$102,554	$110,294

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

(a)(1) Financial Statements

See financial statements commencing on page 34 hereof.

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