Form 10-K
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund; DB Precious Metals Master Fund
filed 2010-03-08
CIK 1367305, 1367306, 1383057, 1383059

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $152,544,000

Number of Common Units of Beneficial Interest outstanding as of February 26, 2010: 6,400,000

ii

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

The Index is intended to reflect the change in market value of the precious metals sector. The commodities comprising the Index (the “Index Commodities”), are gold and silver. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbp/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbp/index.aspx with respect to the composition of the Index on the Base Date.

The following table reflects the Fund weights of each Index Commodity as of December 31, 2009:

Index Commodity	Fund Weight (%)
Gold	80.51
Silver	19.49

Closing Level as at December 31, 2009:	100.00

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2009 and December 31, 2008, the Fund had $273,306,954 (or 100%) and $77,344,064 (or 100%), respectively, of its holdings of cash and United States Treasury Obligations and unrealized appreciation /depreciation on futures contracts on deposit with its Commodity Broker. Of this, $14,052,617 (or 5.14%) and $6,248,335 (or 8.08%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in both commodities included in the Index (gold and silver, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Master Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Master Fund’s trading may be approaching any of these speculative position limits, the Master Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for each Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits

Gold	COMEX (GC)	3,000 – Spot Month 6,000 – Single Month 6,000 – All Months Combined

Silver	COMEX (SI)	1,500 – Spot Month 6,000 – Single Month 6,000 – All Months Combined

[1]	Legend:

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

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBP”. Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

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

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index is concentrated in terms of the number of commodities represented. The Fund is concentrated in two commodities. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in an Index and the net asset value of the Fund and Master Fund which track the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	16.42%
Average rolling 3-month daily volatility	15.24%
Monthly return volatility	16.06%
Average annual volatility	15.18%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	11.17%
1989	13.57%
1990	16.71%
1991	13.63%
1992	8.90%
1993	16.81%
1994	12.08%
1995	9.89%
1996	7.74%
1997	13.51%
1998	14.60%

Year	Daily Volatility
1999	16.54%
2000	14.01%
2001	13.79%
2002	13.51%
2003	16.17%
2004	19.48%
2005	13.23%
2006	25.97%
2007	14.96%
2008	27.33%
2009*	20.44%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2009.

**	Volatility, for these purposes means the following:

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

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

If speculative position limits with respect to an Index Contract underlying the Index Commodities has been reached, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Trading on commodity exchanges outside the United States is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the Master Fund’s trading been limited to U.S. markets.

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

Market Information

The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBP.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2009	$34.34	$27.49
June 30, 2009	$34.55	$29.49
September 30, 2009	$36.02	$30.83
December 31, 2009	$42.05	$34.89

Quarter ended	High	Low
March 31, 2008	$38.16	$31.77
June 30, 2008	$35.16	$31.49
September 30, 2008	$36.23	$25.94
December 31, 2008	$31.31	$24.39

Holders

As of December 31, 2009, the Fund had 28,634 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2009.

On December 30, 2008, the Fund paid $0.27 per General Share, to the Managing Owner, a total distribution of $10.80. On December 30, 2008, the Fund paid $0.27 per Share to each Shareholder of record on December 17, 2008, a total distribution of $0.7 million. All distributions were made from net investment income.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-12) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-13) and on January 15, 2008 (File No. 333-148613-03) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-13) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-3 was declared effective on January 4, 2010 (Registration No. 333-163453-13) with information with respect to the use of proceeds from the sale Shares being disclosed therein. Accordingly, upon effectiveness, the Registration Statement on Form S-3 (Registration No. 163453-13) also acts as Post-Effective Amendment No. 2 to File No. 333-150501-13, a Post-Effective Amendment No. 3 to File No. 333-148613-03, Post-Effective Amendment No. 4 to File No. 333-142163-13 and Post-Effective Amendment No. 5 to File No. 333-135422-12. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2009, 5.0 million Shares were created for $178.1 million and 0.6 million Shares were redeemed for $19.1 million. For the Three Months Ended December 31, 2009, 1.8 million Shares were created for $71.4 million and no Shares were redeemed. On December 31, 2009, 7.0 million Shares were outstanding for a market capitalization of $263.7 million.

For the Year Ended December 31, 2008, 2.6 million Shares were created for $90.1 million and 1.8 million Shares were redeemed for $56.1 million. For the Three Months Ended December 31, 2008, no Shares were created and 0.4 million Shares were redeemed for $11.1 million. On December 31, 2008, 2.6 million Shares were outstanding for a market capitalization of $77.4 million.

For the Period Ended December 31, 2007, 2.2 million Shares were created for $60.1 million and 0.4 million Shares were redeemed for $10.7 million. For the Three Months Ended December 31, 2007, 0.8 million Shares were created for $24.3 million and no Shares were redeemed. On December 31, 2007, 1.8 million Shares were outstanding for a market capitalization of $55.7 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2009	600,000	$31.92
Year Ended December 31, 2008	1,800,000	$31.14
Period Ended December 31, 2007	400,000	$26.85

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$194,798	$1,533,696	$1,098,541
Net investment income (loss)	$(1,009,275)	$778,922	$902,640
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$28,232,317	$(12,504,308)	$6,195,266
Net Income (Loss)	$27,223,042	$(11,725,386)	$7,097,906
Net Income (Loss) per Share	$7.90	$(0.93)	$6.53
Distribution per Share	$—	$0.27	$0.60
Net increase (decrease) in cash	$(10,694,097)	$9,363,988	$1,328,109

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$273,306,954	$77,344,064	$55,698,031
Shares NAV	$37.63	$29.73	$30.93
General Shares NAV	$37.63	$29.73	$30.93

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest income	$33,584	$51,758	$62,336	$47,120
Net investment income (loss)	$(162,444)	$(205,369)	$(244,453)	$(397,009)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$2,629,319	$(366,713)	$17,143,357	$8,826,354
Net income/(loss)	$2,466,875	$(572,082)	$16,898,904	$8,429,345
Increase/(decrease) in Net Asset Value	$42,584,927	$32,646,324	$31,025,122	$79,875,167
Net Income (Loss) per Share	$1.82	$0.23	$3.52	$2.33

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$587,345	$424,038	$401,144	$121,169
Net investment income (loss)	$404,020	$211,681	$213,286	$(50,065)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$3,041,669	$(506,745)	$(12,539,630)	$(2,499,602)
Net income/(loss)	$3,445,689	$(295,064)	$(12,326,344)	$(2,549,667)
Increase/(decrease) in Net Asset Value	$73,253,895	$(26,432,638)	$(10,832,550)	$(14,359,438)
Net Income (Loss) per Share	$3.00	$0.23	$(3.61)	$(0.55)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (“DBLCI-OY Precious Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the Index on the Base Date.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the precious metals sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Precious Metals Total Return™ (the “DBLCI-OY Precious Metals TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

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

Underlying Index	Aggregate returns for index in the DBLCI-OY Precious Metals TR™
	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
DB Gold Indices	8.53%	(0.06)%	11.62%
DB Silver Indices	1.05%	(8.72)%	6.67%

AGGREGATE RETURN	6.88%	(1.73)%	10.63%

Underlying Index	Aggregate returns for index in the DBLCI-OY Precious Metals TR™
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
DB Gold Indices	22.95%	3.15%	30.68%
DB Silver Indices	48.75%	(26.26)%	16.84%

AGGREGATE RETURN	27.92%	(2.83)%	27.86%

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

Operating Activities

Net cash flow used for operating activities was $169.6 million, $24.0 million and $47.2 million for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2009 $685.8 million was paid to purchase United States Treasury Obligations and $485.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008 $382.2 million was paid to purchase United States Treasury Obligations and $376.4 million was received from sales and maturing contracts. During the Period Ended December 31, 2007, $121.2 million was paid to purchase United States Treasury Obligations and $72.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $5.7 million, $5.1 million and $5.0 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $158.9 million, $33.4 million and $48.6 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This included $178.1 million, $90.1 million and $60.1 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

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

COMPARISON OF DBP, DBPNAV AND DBPGIX FOR THE YEARS ENDED

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 26.58% from $29.76 per Share to $37.67 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $27.49 per Share (-7.63%) on January 14, 2009 to a high of $42.05 per Share (+41.30%) on December 2, 2009. Therefore, the total return for the Fund, on a market value basis was 26.58%.

On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 3.91% from $30.97 per Share to $29.76 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $38.16 per Share (+23.22%) on March 14, 2008 to a low of $24.39 per Share (-21.25%) on November 12, 2008. Therefore, the total return for the Fund, on a market value basis was -3.04%, including the above noted distribution.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $0.60 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 23.88% from $25.00 per Share to $30.97 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $24.04 per Share (-3.84%) on January 5, 2007 to a high of $31.90 per Share (+27.60%) on November 8, 2007. Therefore, the total return for the Fund, on a market value basis was 26.28%, including the above noted distribution.

Fund Share Net Asset Performance

For the Year Ended December 31, 2009, the net asset value of each Share increased 26.57% from $29.73 per Share to $37.63 per Share. Appreciation in the prices of gold and silver futures contracts during the Year Ended December 31, 2009 contributed to an overall 27.92% increase in the level of the DBLCI-OY Precious Metals TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis was 26.57%.

Net income for the Year Ended December 31, 2009 was $27.2 million, resulting from $0.2 million of interest income, net realized gains of $22.6 million, net unrealized gains of $5.6 million and operating expenses of $1.2 million.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 3.88% from $30.93 per Share to $29.73 per Share. Falling prices of silver futures contracts more than offset increases in the value of gold during the Year Ended December 31, 2008 contributing to an overall 2.83% decrease in the level of the DBLCI-OY Precious Metals TR™. On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis was -3.01%, including the above noted distribution for the period.

Net loss for the Year Ended December 31, 2008 was $11.7 million, resulting from $1.5 million of interest income, net realized losses of $17.6 million, net unrealized gains of $5.1 million and operating expenses of $0.7 million.

For the Period Ended December 31, 2007, the net asset value of each Share increased 23.72% from $25.00 per Share to $30.93 per Share. Strong appreciation in the price of gold and silver futures contracts during the Period Ended December 31, 2007 contributed to an overall 27.86% increase in the level of the DBLCI-OY Precious Metals TR™. On December 28, 2007, the Fund made a $0.60 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis including the above noted distribution, was 26.12%.

Net income for the Period Ended December 31, 2007 was $7.1 million, resulting from $1.1 million of interest income, net realized gains of $1.2 million, net unrealized gains of $5.0 million and operating expenses of $0.2 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 6.74% from $35.29 per Share to $37.67 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $34.89 per Share (-1.13%) on October 1 and October 2, 2009 to a high of $42.05 per Share (+19.16%) on December 2, 2009. Therefore, the total return for the Fund, on a market value basis was 6.74%.

On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 0.87% from $30.02 per Share to $29.76 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $31.31 per Share (+4.30%) on October 9, 2008 to a low of $24.39 per Share (-18.75%) on November 12, 2008. Therefore, the total return for the Fund, on a market value basis was 0.03% including the above noted distribution.

On December 28, 2007, the Fund made a $0.60 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 8.25% from $28.61 per Share to $30.97 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $27.96 per Share (-2.27%) on October 3, 2007 to a high of $31.90 per Share (+11.50%) on November 8, 2007. Therefore, the total return for the Fund, on a market value basis was 10.35%, including the above noted distribution.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 6.60% from $35.30 per Share to $37.63 per Share. Appreciation in the prices of gold and silver futures contracts during the Three Months Ended December 31, 2009 contributed to an overall 6.88% increase in the level of the DBLCI-OY Precious Metals TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis was 6.60%.

Net income for the Three Months Ended December 31, 2009 was $8.5 million, resulting from $0.1 million of interest income, net realized gains of $13.5 million, net unrealized losses of $4.7 million and operating expenses of $0.4 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 2.68% from $30.55 per Share to $29.73 per Share. Falling prices of gold and silver futures contracts during the Three Months Ended December 31, 2008 contributed to an overall 1.73% decrease in the level of the DBLCI-OY Precious Metals TR™. On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis was -1.80%, including the above noted distribution.

Net loss for the Three Months Ended December 31, 2008 was $2.5 million, resulting from $0.1 million of interest income, net realized losses of $13.0 million, net unrealized gains of $10.5 million and operating expenses of $0.1 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 8.15% from $28.60 per Share to $30.93 per Share. Strong appreciation in the price of gold and silver futures contracts during the Three Months Ended December 31, 2007 contributed to an overall 10.63% increase in the level of the DBLCI-OY Precious Metals TR™. On December 28, 2007, the Fund made a $0.60 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis was 10.24%, including the above noted distribution.

Net income for the Three Months Ended December 31, 2007 was $3.6 million, resulting from $0.4 million of interest income, net realized gains of $0.3 million, net unrealized gains of $3.0 million and operating expenses of $0.1 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$273,306,954	1.49%	$9,170,192	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2008.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$77,344,064	2.07%	$3,720,673	14

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s open positions by market category as of December 31, 2008 as reported under the VaR methodology in effect until December 31, 2008.

Market Sector	Delivery Month	VaR $ Value*	VaR* % of Net Assets	Number of times VaR Exceeded
Gold	June 2009	$2,831,747	3.66%	9
Silver	December 2009	$1,151,056	1.49%	13
Aggregate/Total		$3,829,233	4.95%	8

*	The VaR for a contract represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Precious Metals Fund and Subsidiary (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2009.

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

March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Precious Metals Fund and Subsidiary:

We have audited PowerShares DB Precious Metals Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Precious Metals Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Precious Metals Fund and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Precious Metals Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Precious Metals Fund and Subsidiary (the Fund) as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Precious Metals Fund and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Precious Metals Fund and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 8, 2010

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $257,483,505 and $56,491,407, respectively)	$257,486,364	$56,498,187
Cash held by broker	—	10,694,097
Net unrealized appreciation on futures contracts	15,820,590	10,151,780

Deposits with broker	273,306,954	77,344,064

Total assets	$273,306,954	$77,344,064

Liabilities
Payable to broker	$9,709,456	$—
Management fee payable	166,551	46,086
Brokerage fee payable	2,188	759

Total liabilities	$9,878,195	$46,845

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,000	1,000
Accumulated earnings	505	189

Total General shares	1,505	1,189

Shares:
Paid in capital - 7,000,000 and 2,600,000 redeemable Shares issued and outstanding as of December 31, 2009 and 2008, respectively	242,373,232	83,464,734
Accumulated earnings (deficit)	21,052,517	(6,169,893)

Total Shares	263,425,749	77,294,841

Total shareholders’ equity	263,427,254	77,296,030

Non-controlling interest in consolidated subsidiary—related party	1,505	1,189

Total equity	263,428,759	77,297,219

Total liabilities and equity	$273,306,954	$77,344,064

Net asset value per share
General shares	$37.63	$29.73
Shares	$37.63	$29.73

See accompanying notes to consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	3.80%	$9,999,990	$10,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	2.66	6,999,958	7,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	5.50	14,499,812	14,500,000
U.S. Treasury Bills, 0.01% due January 28, 2010	7.97	20,999,559	21,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	4.94	12,999,519	13,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	18.60	48,998,481	49,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	23.53	61,996,218	62,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	9.49	24,998,150	25,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	7.97	20,998,278	21,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	4.93	12,998,687	13,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	8.35	21,997,712	22,000,000

Total United States Treasury Obligations (cost $257,483,505)	97.74%	$257,486,364

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Gold (1,923 contracts, settlement date April 28, 2010)	6.69%	$17,619,880
Silver (603 contracts, settlement date December 28, 2010)	(0.68)	(1,799,290)

Net Unrealized Appreciation on Futures Contracts	6.01%	$15,820,590

Net unrealized appreciation is comprised of unrealized gains of $21,047,205 and unrealized losses of $5,226,615.

See accompanying notes to consolidated financial statements.

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

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4 (e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (698 contracts, settlement date June 26, 2009)	10.39%	$8,032,060
Silver (254 contracts, settlement date December 29, 2009)	2.74	2,119,720

Net Unrealized Appreciation on Futures Contracts	13.13%	$10,151,780

See accompanying notes to consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Income
Interest Income, net	$194,798	$1,533,696	$1,098,541

Expenses
Management Fee	1,162,569	695,716	185,982
Brokerage Commissions and Fees	41,504	59,058	9,919

Total Expenses	1,204,073	754,774	195,901

Net investment income (loss)	(1,009,275)	778,922	902,640

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	943	21,049	5,770
Futures	22,566,485	(17,651,866)	1,157,445

Net realized gain (loss)	22,567,428	(17,630,817)	1,163,215

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(3,921)	(2,061)	8,841
Futures	5,668,810	5,128,570	5,023,210

Net change in unrealized gain	5,664,889	5,126,509	5,032,051

Net realized and net change in unrealized gain (loss) on
United States Treasury Obligations and Futures	28,232,317	(12,504,308)	6,195,266

Net Income (Loss)	$27,223,042	$(11,725,386)	$7,097,906

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(316)	(189)	—

Net Income (Loss) Attributable to PowerShares DB Precious Metals Fund and Subsidiary	$27,222,726	$(11,725,575)	$7,097,906

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$189	$1,189	2,600,000	$83,464,734	$(6,169,893)	$77,294,841	$77,296,030	$1,189	$77,297,219
Sale of Shares					5,000,000	178,057,984		178,057,984	178,057,984		178,057,984
Redemption of Shares					(600,000)	(19,149,486)		(19,149,486)	(19,149,486)		(19,149,486)
Net Income
Net investment loss			(8)	(8)			(1,009,259)	(1,009,259)	(1,009,267)	(8)	(1,009,275)
Net realized gain on United States Treasury Obligations and Futures			192	192			22,567,044	22,567,044	22,567,236	192	22,567,428
Net change in unrealized gain on United States Treasury Obligations and Futures			132	132			5,664,625	5,664,625	5,664,757	132	5,664,889

Net Income			316	316			27,222,410	27,222,410	27,222,726	316	27,223,042

Balance at December 31, 2009	40	$1,000	$505	$1,505	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,427,254	$1,505	$263,428,759

See accompanying notes to consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$237	$1,237	1,800,000	$49,408,068	$6,257,645	$55,665,713	$55,666,950	$1,000	$55,667,950
Sale of Shares					2,600,000	90,115,976		90,115,976	90,115,976		90,115,976
Redemption of Shares					(1,800,000)	(56,059,310)		(56,059,310)	(56,059,310)		(56,059,310)
Net Income (Loss)
Net investment income			11	11			778,906	778,906	778,917	5	778,922
Net realized loss on United States Treasury Obligations and Futures			(276)	(276)			(17,630,283)	(17,630,283)	(17,630,559)	(258)	(17,630,817)
Net change in unrealized gain on United States Treasury Obligations and Futures			228	228			5,125,839	5,125,839	5,126,067	442	5,126,509

Net Income (Loss)			(37)	(37)			(11,725,538)	(11,725,538)	(11,725,575)	189	(11,725,386)

Distributions of net investment income ($0.27 per Share)			(11)	(11)			(702,000)	(702,000)	(702,011)	—	(702,011)

Balance at December 31, 2008	40	$1,000	$189	$1,189	2,600,000	$83,464,734	$(6,169,893)	$77,294,841	$77,296,030	$1,189	$77,297,219

See accompanying notes to consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 3, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000	$1,000	$2,000
Sale of Shares					2,200,000	60,147,208		60,147,208	60,147,208		60,147,208
Redemption of Shares					(400,000)	(10,739,140)		(10,739,140)	(10,739,140)		(10,739,140)
Net Income
Net investment income			42	42			902,598	902,598	902,640		902,640
Net realized gain on United States Treasury Obligations and Futures			62	62			1,163,153	1,163,153	1,163,215		1,163,215
Net change in unrealized gain on United States Treasury Obligations and Futures			157	157			5,031,894	5,031,894	5,032,051		5,032,051

Net Income			261	261			7,097,645	7,097,645	7,097,906	—	7,097,906

Distributions of net investment income ($0.60 per Share)			(24)	(24)			(840,000)	(840,000)	(840,024)	—	(840,024)

Balance at December 31, 2007	40	$1,000	$237	$1,237	1,800,000	$49,408,068	$6,257,645	$55,665,713	$55,666,950	$1,000	$55,667,950

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$27,223,042	$(11,725,386)	$7,097,906
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(685,795,975)	(382,153,563)	(121,210,590)
Proceeds from securities sold and matured	484,999,617	376,423,757	72,884,116
Net accretion of discount on United States Treasury Obligations	(194,797)	(1,407,035)	(1,001,273)
Net realized gain on United States Treasury Obligations	(943)	(21,049)	(5,770)
Net change in unrealized gain on United States Treasury Obligations and futures	(5,664,889)	(5,126,509)	(5,032,051)
Change in operating receivables and liabilities:
Payable to broker	9,709,456	—	—
Management fee payable	120,465	16,005	30,081
Other assets	—	2,354	(2,354)
Brokerage fee payable	1,429	759	—

Net cash used for operating activities	(169,602,595)	(23,990,667)	(47,239,935)

Cash flows from financing activities:
Proceeds from sale of Shares	178,057,984	90,115,976	60,147,208
Redemption of Shares	(19,149,486)	(56,059,310)	(10,739,140)
Cash distributions paid on Shares and General shares	—	(702,011)	(840,024)

Net cash provided by financing activities	158,908,498	33,354,655	48,568,044

Net change in cash held by broker	(10,694,097)	9,363,988	1,328,109
Cash held by broker at beginning of period	10,694,097	1,330,109	2,000

Cash held by broker at end of period	$—	$10,694,097	$1,330,109

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

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

The Index is intended to reflect the change in market value of the precious metals sector. The commodities comprising the Index (the “Index Commodities”) are gold and silver. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2009 and December 31, 2008, the Fund had $273,306,954 (or 100%) and $77,344,064 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation /depreciation on futures contracts on deposit with its Commodity Broker. Of this, $14,052,617 (or 5.14%) and $6,248,335 (or 8.08%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2009, the Fund and the Master Fund incurred Management Fees of $1,162,569, of which $166,551 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $695,716 of which $46,086 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $185,982.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. For the Year Ended December 31, 2009, the Fund and Master Fund incurred brokerage fees of $41,504 of which $2,188 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $59,058 of which $759 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $9,919.

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

PowerShares DB Precious Metals Fund and Subsidiary

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

PowerShares DB Precious Metals Fund and Subsidiary

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2009 and 2008 were holdings of $14,052,617 and $6,248,335, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2009 the Fund held no cash. As of December 31, 2008 the Fund held cash $10,694,097. There were no cash equivalents held by the Fund as of December 31, 2009 and 2008.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $15,820,590 of which the Fund utilized $9,709,456 to purchase United States Treasury Obligations. As of December 31, 2008, the Fund did not have an amount payable to broker.

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

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2009 and 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $15,820,590 and $10,151,780, respectively.

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

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$257,486,364	$56,498,187
Commodity Futures Contracts (Level 1)	$15,820,590	$10,151,780

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

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold	5,000,000	$178,057,984	2,600,000	$90,115,976	2,200,000	$60,147,208
Shares Redeemed	(600,000)	(19,149,486)	(1,800,000)	(56,059,310)	(400,000)	(10,739,140)

Net Increase	4,400,000	$158,908,498	800,000	$34,056,666	1,800,000	$49,408,068

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

No distributions were paid for the Year Ended December 31, 2009.

A distribution of $0.27 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $702,000 was paid to Shareholders. On December 30, 2008, the Fund paid $0.27 per General Share, a total distribution of $10.80.

A distribution of $0.60 per Share from net investment income was declared on December 14, 2007 to Shareholders, of record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $840,000 was paid to Shareholders. On December 28, 2007, the Fund paid $0.60 per General Share, a total distribution of $24.00.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$—	$—	$25.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	8.12	(1.20)	5.54
Net investment income (loss)	(0.22)	0.27	0.99

Net income (loss)	7.90	(0.93)	6.53
Distributions of net investment income on Shares	—	(0.27)	(0.60)

Net increase (decrease)	7.90	(1.20)	5.93
Net asset value per Share, beginning of period	29.73	$30.93	$—

Net asset value per Share, end of period	37.63	$29.73	$30.93

Market value per Share, beginning of period	$29.76	$30.97	$25.00

Market value per Share, end of period	$37.67	$29.76	$30.97

Ratio to average Shares*
Net investment income (loss)	(0.65)%	0.84%	3.60%
Total expenses	0.77%	0.81%	0.78%
Total Return, at net asset value **	26.57%	(3.01)%	26.12%

Total Return, at market value **	26.58%	(3.04)%	26.28%

*	Percentages are annualized.
**	Percentages are not annualized for the Period Ended December 31, 2007 and are calculated based on initial offering price upon commencement of investment operations of $25.00.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $1,162,569 of which $996,018 had been paid at December 31, 2009. Management Fees of $166,551 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $41,504 of which $39,316 had been paid at December 31, 2009. Brokerage commissions of $2,188 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $695,716 of which $649,630 had been paid at December 31, 2008. Management Fees of $46,086 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $59,058 of which $58,299 had been paid at December 31, 2008. Brokerage commissions of $759 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $185,982 of which $155,901 had been paid at December 31, 2007. Management Fees of $30,081 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage commissions of $9,919 all of which had been paid at December 31, 2007.

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