Form 10-K
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB BASE METALS MASTER FUND; POWERSHARES DB BASE METALS FUND
filed 2010-03-08
CIK 1367305, 1367306, 1383083, 1383084

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $307,428,000

Number of Common Units of Beneficial Interest outstanding as of February 26, 2010: 22,000,000

ii

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

The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index (the “Index Commodities”) are aluminum, zinc and copper—Grade A. The Index Commodities are currently trading on the London Metals Exchange (the “LME”). Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. Further, in the event the Fund invests in alternative futures contracts as described below, that trade on a U.S. exchange, the Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges may impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the Index on the Base Date.

The following table reflects the Fund weights of each Index Commodity as of December 31, 2009:

Index Commodity	Fund Weight (%)
Aluminum	32.84
Zinc	34.38
Copper-Grade A	32.78

Closing Level on Base Date:	100.00

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2009 and 2008, the Fund had $711,886,566 (or 100%) and $33,443,339 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $48,620,958 (or 6.83%) and $5,273,461 (or 15.77%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals™ is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

For each underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2010 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2010, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2010 and July 2011. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodities are traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the trading hours for the futures exchanges on which each of the Index Commodities trade may not necessarily coincide during all of this time. For example, while the Shares trade on the NYSE Arca until 4:00 p.m. Eastern Standard Time, liquidity in the global Aluminum market will be reduced after the close of the LME at 12:00 p.m. Eastern Standard Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodities are traded are closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	20.93%
Average rolling 3 month daily volatility	19.36%
Monthly return volatility	21.24%
Average annual volatility	18.57%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1997***	11.99%
1998	14.38%
1999	14.07%
2000	11.78%
2001	12.57%
2002	13.12%
2003	13.80%
2004	20.85%
2005	18.18%
2006	32.26%
2007	20.35%
2008	28.81%
2009*	29.14%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2009.

**	Volatility, for these purposes means the following:

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2009	$13.33	$10.95
June 30, 2009	$16.38	$13.00
September 30, 2009	$18.98	$14.43
December 31, 2009	$22.74	$17.54

Quarter ended	High	Low
March 31, 2008	$27.90	$21.70
June 30, 2008	$26.35	$23.50
September 30, 2008	$25.61	$19.55
December 31, 2008	$19.40	$11.09

Holders

As of December 31, 2009, the Fund had 78,823 holders of record of its Shares.

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-09) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-10) and on January 15, 2008 (File No. 333-148613-14) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-10) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-3 was declared effective on January 4, 2010 (Registration No. 333-163453-10) with information with respect to the use of proceeds from the sale Shares being disclosed therein. Accordingly, upon effectiveness, the Registration Statement on Form S-3 (Registration No. 333-163453-10) also acts as Post-Effective Amendment No. 2 to File No. 333-150501-10, a Post-Effective Amendment No. 3 to File No. 333-148613-14, and Post-Effective Amendment No. 5 to File No. 333-135422-09. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2009, 28.8 million Shares were created for $459.6 million and 3.2 million Shares were redeemed for $47.3 million. For the Three Months Ended December 31, 2009, 7.8 million Shares were created for $161.1 million and 0.4 million Shares were redeemed for $7.1 million. On December 31, 2009, 28.4 million Shares were outstanding for a market capitalization of $639.0 million.

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

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2009	3,200,000	$14.80
Year Ended December 31, 2008	3,000,000	$20.59
Period Ended December 31, 2007	2,000,000	$23.60

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$305,333	$1,493,654	$2,624,049
Net investment income/(loss)	$(1,856,995)	$874,716	$2,176,430
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$195,822,504	$(43,111,847)	$(18,878,024)
Net Income (Loss)	$193,965,509	$(42,237,131)	$(16,701,594)
Net Income (Loss) per Share	$10.58	$(9.78)	$(2.04)
Distribution per Share	$—	$0.28	$0.96
Net increase (decrease) in cash	$(30,952,245)	$19,900,757	$11,049,488

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$711,886,566	$33,443,339	$48,441,765
Shares NAV	$22.52	$11.94	$22.00
General Shares NAV	$22.53	$11.93	$22.00

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest income	$12,595	$85,679	$112,133	$94,926
Net investment income/(loss)	$(93,262)	$(350,880)	$(554,198)	$(858,655)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$6,620,563	$27,383,490	$62,249,245	$99,569,206
Net income/(loss)	$6,527,301	$27,032,610	$61,695,047	$98,710,551
Increase/(decrease) in Net Asset Value	$83,181,823	$191,819,584	$78,528,197	$252,732,035
Net Income (Loss) per Share	$1.02	$2.16	$3.31	$4.09

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$479,772	$470,592	$415,178	$128,112
Net investment income	$322,050	$261,027	$245,414	$46,225
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$6,806,046	$(2,552,390)	$(21,910,483)	$(25,455,020)
Net income/(loss)	$7,128,096	$(2,291,363)	$(21,665,069)	$(25,408,795)
Increase/(decrease) in Net Asset Value	$68,224,928	$(11,927,755)	$(25,557,331)	$(45,721,140)
Net Income (Loss) per Share	$3.35	$(0.42)	$(5.14)	$(7.57)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. Further, in the event the Fund invests in alternative futures contracts as described below, that trade on a U.S. exchange, the Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges may impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the Index on the Base Date.

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

	Aggregate returns for index in the DBLCI-OY Industrial Metals TR™
Underlying Index	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
DB Aluminum Indices	15.57%	(36.85)%	(3.95)%
DB Zinc Indices	29.32%	(28.64)%	(20.05)%
DB Copper—Grade A Indices	19.56%	(51.84)%	(15.25)%

AGGREGATE RETURN	22.20%	(38.37)%	(13.21)%

	Aggregate returns for index in the DBLCI-OY Industrial Metals TR™
Underlying Index	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
DB Aluminum Indices	32.58%	(38.78)%	(5.13)%
DB Zinc Indices	97.61%	(48.34)%	(35.14)%
DB Copper—Grade A Indices	133.81%	(52.10)%	23.10%

AGGREGATE RETURN	88.80%	(44.52)%	(7.76)%

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

Operating Activities

Net cash flow used for operating activities was $443.2 million, $7.4 million and $54.1 million for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2009, $1,285.6 million was paid to purchase United States Treasury Obligations and $785.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $343.1 million was paid to purchase United States Treasury Obligations and $358.4 million was received from sales and maturing contracts. During the Period Ended December 31, 2007, $282.8 million was paid to purchase United States Treasury Obligations and $240.6 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $177.8 million, decreased by $21.1 million and decreased by $7.5 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $412.3 million, $27.3 million and $65.1 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This included $459.6 million, $89.8 million and $114.4 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007, AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (the “DBLCI-OY Industrial Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBB”), (ii) the Fund’s NAV (as reflected by the graph “DBBNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBBMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBB, DBBNAV AND DBBMIX FOR THE YEARS ENDED

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 88.92% from $11.91 per Share to $22.50 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $10.95 per Share (-8.06%) on February 23, 2009 to a high of $22.74 per Share (+90.93%) on December 28, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis, was 88.92%.

On December 30, 2008, the Fund made a $0.28 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 45.62% from $21.90 per Share to $11.91 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $27.90 per Share (+27.40%) on March 5, 2008 to a low of $11.09 per Share (-49.36%) on December 18, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was -44.34%.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $0.96 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share decreased 12.40% from $25.00 per Share to $21.90 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a high of $29.43 per Share (+17.72%) on May 4, 2007 to a low of $21.34 per Share (-14.64%) on December 18, 2007. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was -8.56%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2009, the net asset value of each Share increased 88.61% from $11.94 per Share to $22.52 per Share. Appreciation in futures contract prices for aluminum, zinc and copper during the Year Ended December 31, 2009 contributed to an overall 88.80% increase in the level of the DBLCI-OY Industrial Metals TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a net asset value basis, was 88.61%.

Net income for the Year Ended December 31, 2009 was $194.0 million, resulting from $0.3 million of interest income, net realized gains of $18.0 million, net unrealized gains of $177.8 million and operating expenses of $2.1 million.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 45.73% from $22.00 per Share to $11.94 per Share. Falling futures contract prices for aluminum, zinc and copper during the Year Ended December 31, 2008 contributed to an overall 44.52% decrease in the level of the DBLCI-OY Industrial Metals TR™. On December 30, 2008, the Fund made a $0.28 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was -44.45%.

Net loss for the Year Ended December 31, 2008 was $42.2 million, resulting from $1.5 million of interest income, net realized losses of $22.0 million, net unrealized losses of $21.1 million and operating expenses of $0.6 million.

For the Period Ended December 31, 2007, the net asset value of each Share decreased 12.00% from $25.00 per Share to $22.00 per Share. Falling futures contract prices for aluminum and zinc more than offset increases in the futures contract prices for copper during the Period Ended December 31, 2007 resulting in an overall 7.76% decrease in the level of the DBLCI-OY Industrial Metals TR™. On December 28, 2007, the Fund made a $0.96 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was -8.16%.

Net loss for the Period Ended December 31, 2007 was $16.7 million, resulting from $2.6 million of interest income, net realized loss of $11.4 million, net unrealized losses of $7.5 million and operating expenses of $0.4 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

Fund Share Price Performance

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 23.09% from $18.28 per Share to $22.50 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $17.54 per Share (-4.05%) on October 2, 2009 to a high of $22.74 per Share (+24.40%) on December 28, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis, was +23.09%.

On December 30, 2008, the Fund made a $0.28 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 39.45% from $19.67 per Share to $11.91 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $19.40 per Share (-1.37%) on October 1, 2008 to a low of $11.09 per Share (-43.62%) on December 18, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was -38.03%.

On December 28, 2007, the Fund made a $0.96 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share decreased 17.01% from $26.39 per Share to $21.90 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a high of $26.80 per Share (+1.55%) on October 3, 2007 to a low of $21.34 per Share (-19.14%) on December 18, 2007. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was -13.38%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 22.19% from $18.43 per Share to $22.52 per Share. Appreciation in futures contract prices for aluminum, zinc and copper during the Three Months Ended December 31, 2009 contributed to an overall 22.20% increase in the level of the DBLCI-OY Industrial Metals TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a net asset value basis, was 22.19%.

Net income for the Three Months Ended December 31, 2009 was $98.7 million, resulting from $0.1 million of interest income, net realized gains of $35.7 million, net unrealized gains of $63.8 million and operating expenses of $.9 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 39.67% from $19.79 per Share to $11.94 per Share. Falling futures contract prices for aluminum, zinc and copper during the Three Months Ended December 31, 2008 contributed to an overall 38.37% decrease in the level of the DBLCI-OY Industrial Metals TR™. On December 30, 2008, the Fund made a $0.28 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was -38.25%.

Net loss for the Three Months Ended December 31, 2008 was $25.4 million, resulting from $0.1 million of interest income, net realized losses of $16.2 million, net unrealized losses of $9.2 million and operating expenses of $.08 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share decreased 16.48% from $26.34 per Share to $22.00 per Share. Falling futures contract prices for aluminum, zinc and copper during the Three Months Ended December 31, 2007 contributed to an overall 13.21% decrease in the level of the DBLCI-OY Industrial Metals TR™. On December 28, 2007, the Fund made a $0.96 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was -12.83%.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

Commencing December 31, 2009 the Fund is reporting VaR computed using the actual historical market movements of the Fund’s total assets, as opposed to the previous methodology of using the historical market movements of the underlying futures contracts in connection with the Index Commodity only. Prior to the current reporting period, the historical market movements of the underlying futures contracts were used because the actual historical market movements of the Fund were not sufficient.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$711,886,566	2.12%	$31,592,765	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2008.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$33,443,339	2.19%	$1,705,921	22

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s open positions by market category as of December 31, 2008 as reported under the VaR methodology in effect until December 31, 2008.

Market Sector	Delivery Month	VaR* $ Value	VaR* % of Net Assets	Number of times VaR Exceeded
Aluminum	November 2009	$490,396	1.47%	9
Zinc	May 2009	$874,032	2.62%	5
Copper - Grade A	March 2009	$746,435	2.23%	12
Aggregate/Total		$1,872,741	5.60%	4

*	The VaR for a contract represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2009 by Index Commodity:

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 37 of the Fund’s Annual Report on Form 10-K.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Base Metals Fund and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Base Metals Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Base Metals Fund and Subsidiary (the Fund) as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Base Metals Fund and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP
New York, New York
March 8, 2010

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $531,954,120 and $30,999,510, respectively)	$531,965,141	$30,997,263
Cash held by broker (restricted $30,664,456 and $0, respectively)	30,664,456	30,952,245
Net unrealized appreciation (depreciation) on futures contracts	149,256,969	(28,506,169)

Deposits with broker	711,886,566	33,443,339

Total assets	$711,886,566	$33,443,339

Liabilities
Payable to broker	$71,824,777	$—
Management fee payable	371,745	21,332
Brokerage fee payable	6,983	585

Total liabilities	$72,203,505	$21,917

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,000	1,000
Accumulated deficit	(99)	(523)

Total General shares	901	477

Shares:
Paid in capital - 28,400,000 and 2,800,000 redeemable Shares issued and outstanding as of December 31, 2009 and 2008, respectively	507,550,326	95,254,196
Accumulated earnings (deficit)	132,130,933	(61,833,728)

Total Shares	639,681,259	33,420,468

Total shareholders’ equity	639,682,160	33,420,945

Non-controlling interest in consolidated subsidiary - related party	901	477

Total equity	639,683,061	33,421,422

Total liabilities and equity	$711,886,566	$33,443,339

Net asset value per share
General shares	$22.53	$11.93
Shares	$22.52	$11.94

See accompanying notes to consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	1.56%	$9,999,990	$10,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	3.13	19,999,880	20,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	6.72	42,999,441	43,000,000
U.S. Treasury Bills, 0.01% due January 28, 2010	2.89	18,499,611	18,500,000
U.S. Treasury Bills, 0.025% due February 4, 2010	9.22	58,998,230	59,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	6.64	42,498,428	42,500,000
U.S. Treasury Bills, 0.065% due February 18, 2010	0.94	5,999,814	6,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	12.04	76,995,303	77,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	14.77	94,493,007	94,500,000
U.S. Treasury Bills, 0.05% due March 11, 2010	3.28	20,998,278	21,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	5.63	35,996,364	36,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	7.43	47,495,060	47,500,000
U.S. Treasury Bills, 0.11% due April 1, 2010	8.91	56,991,735	57,000,000

Total United States Treasury Obligations (cost $531,954,120)	83.16%	$531,965,141

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Aluminum (3,693 contracts, settlement date November 15, 2010)	4.11%	$26,288,656
Copper (1,150 contracts, settlement date March 15, 2010)	9.15	58,540,481
Zinc (3,455 contracts, settlement date May 17, 2010)	10.07	64,427,832

Net Unrealized Appreciation on Futures Contracts	23.33%	$149,256,969

Net unrealized appreciation is comprised of unrealized gains of $149,416,350 and unrealized losses of $159,381.

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

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Income
Interest Income, net	$305,333	$1,493,654	$2,624,049

Expenses
Management Fee	2,116,853	614,497	430,403
Brokerage Commissions and Fees	45,475	4,441	17,216

Total Expenses	2,162,328	618,938	447,619

Net investment income (loss)	(1,856,995)	874,716	2,176,430

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	(352)	57,103	117,940
Futures	18,046,450	(22,109,391)	(11,547,107)

Net realized gain (loss)	18,046,098	(22,052,288)	(11,429,167)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	13,268	(24,252)	22,005
Futures	177,763,138	(21,035,307)	(7,470,862)

Net change in unrealized gain (loss)	177,776,406	(21,059,559)	(7,448,857)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	195,822,504	(43,111,847)	(18,878,024)

Net Income (Loss)	$193,965,509	$(42,237,131)	$(16,701,594)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(424)	523	—

Net Income (Loss) Attributable to PowerShares DB Base Metals Fund and Subsidiary	$193,965,085	$(42,236,608)	$(16,701,594)

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(523)	$477	2,800,000	$95,254,196	$(61,833,728)	$33,420,468	$33,420,945	$477	$33,421,422
Sale of Shares					28,800,000	459,641,568		459,641,568	459,641,568		459,641,568
Redemption of Shares					(3,200,000)	(47,345,438)		(47,345,438)	(47,345,438)		(47,345,438)
Net Income
Net investment loss			(5)	(5)			(1,856,985)	(1,856,985)	(1,856,990)	(5)	(1,856,995)
Net realized gain (loss) on United States Treasury Obligations and Futures			(100)	(100)			18,046,298	18,046,298	18,046,198	(100)	18,046,098
Net change in unrealized gain on United States Treasury Obligations and Futures			529	529			177,775,348	177,775,348	177,775,877	529	177,776,406

Net Income			424	424			193,964,661	193,964,661	193,965,085	424	193,965,509

Balance at December 31, 2009	40	$1,000	$(99)	$901	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,682,160	$901	$639,683,061

See accompanying notes to consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$(120)	$880	2,200,000	$67,214,352	$(18,813,512)	$48,400,840	$48,401,720	$1,000	$48,402,720
Sale of Shares					3,600,000	89,803,186		89,803,186	89,803,186		89,803,186
Redemption of Shares					(3,000,000)	(61,763,342)		(61,763,342)	(61,763,342)		(61,763,342)
Net Loss
Net investment income			10	10			874,700	874,700	874,710	6	874,716
Net realized loss on United States Treasury Obligations and Futures			(304)	(304)			(22,051,688)	(22,051,688)	(22,051,992)	(296)	(22,052,288)
Net change in unrealized loss on United States Treasury Obligations and Futures			(98)	(98)			(21,059,228)	(21,059,228)	(21,059,326)	(233)	(21,059,559)

Net Loss			(392)	(392)			(42,236,216)	(42,236,216)	(42,236,608)	(523)	(42,237,131)

Distributions of net investment income ($0.28 per Share)			(11)	(11)			(784,000)	(784,000)	(784,011)	—	(784,011)

Balance at December 31, 2008	40	$1,000	$(523)	$477	2,800,000	$95,254,196	$(61,833,728)	$33,420,468	$33,420,945	$477	$33,421,422

See accompanying notes to consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 3, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000	$1,000	$2,000
Sale of Shares					4,200,000	114,426,652		114,426,652	114,426,652		114,426,652
Redemption of Shares					(2,000,000)	(47,212,300)		(47,212,300)	(47,212,300)		(47,212,300)
Net Loss
Net investment income			40	40			2,176,390	2,176,390	2,176,430		2,176,430
Net realized loss on United States Treasury Obligations and Futures			(181)	(181)			(11,428,986)	(11,428,986)	(11,429,167)		(11,429,167)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			59	59			(7,448,916)	(7,448,916)	(7,448,857)		(7,448,857)

Net Loss			(82)	(82)			(16,701,512)	(16,701,512)	(16,701,594)	—	(16,701,594)

Distributions of net investment income ($0.96 per Share)			(38)	(38)			(2,112,000)	(2,112,000)	(2,112,038)	—	(2,112,038)

Balance at December 31, 2007	40	$1,000	$(120)	$880	2,200,000	$67,214,352	$(18,813,512)	$48,400,840	$48,401,720	$1,000	$48,402,720

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$193,965,509	$(42,237,131)	$(16,701,594)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,285,645,010)	(343,110,406)	(282,838,237)
Proceeds from securities sold and matured	784,996,900	358,409,132	240,605,305
Net accretion of discount on United States Treasury Obligations	(306,852)	(1,401,999)	(2,488,262)
Net realized (gain) loss on United States Treasury Obligations	352	(57,103)	(117,940)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(177,776,406)	21,059,559	7,448,857
Increase in restricted cash	(30,664,456)	—	—
Change in operating receivables and liabilities:
Payable to broker	71,824,777	—	—
Management fee payable	350,413	(9,462)	30,794
Brokerage fee payable	6,398	(7,666)	8,251

Net cash used for operating activities	(443,248,375)	(7,355,076)	(54,052,826)

Cash flows from financing activities:
Proceeds from sale of Shares	459,641,568	89,803,186	114,426,652
Redemption of Shares	(47,345,438)	(61,763,342)	(47,212,300)
Cash distributions paid on Shares and General shares	—	(784,011)	(2,112,038)

Net cash provided by financing activities	412,296,130	27,255,833	65,102,314

Net change in cash held by broker	(30,952,245)	19,900,757	11,049,488
Unrestricted cash held by broker at beginning of period	30,952,245	11,051,488	2,000

Unrestricted cash held by broker at end of period	$—	$30,952,245	$11,051,488

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

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

The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index (the “Index Commodities”), are aluminum, zinc and copper—Grade A. The Index Commodities are currently trading on the London Metals Exchange (the “LME”). Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. Further, in the event the Fund invests in alternative futures contracts as described below, that trade on a U.S. exchange, the Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges may impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Fund does not employ leverage. As of December 31, 2009 and 2008, the Fund had $711,886,566 (or 100%) and $33,443,339 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $48,620,958 (or 6.83%) and $5,273,461 (or 15.77%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB Base Metals Fund and Subsidiary

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2009, the Fund and the Master Fund incurred Management Fees of $2,116,853, of which $371,745 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $614,497, of which $21,332 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $430,403.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. For the Year Ended December 31, 2009, the Fund and Master Fund incurred brokerage fees of $45,475 of which $6,983 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $4,441 of which $585 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $17,216.

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

PowerShares DB Base Metals Fund and Subsidiary

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

PowerShares DB Base Metals Fund and Subsidiary

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2009 and 2008 were holdings of $48,620,958 and $5,273,461, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2009, the Fund had cash held by the Commodity Broker of $30,664,456, all of which was restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange in which cash is not accessible until the settled futures contracts expire. As of December 31, 2008, the Fund had cash held by the Commodity Broker of $30,952,245, of which $28,506,169 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2009 and 2008.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2009, the futures contracts held by the Fund were in an unrealized appreciation position of $149,256,969 of which the Fund utilized $71,824,777 to purchase United States Treasury Obligations. As of December 31, 2008, the Fund did not have an amount payable to broker.

PowerShares DB Base Metals Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

The major tax jurisdiction and the earliest tax year subject to examination for the Fund: United States 2007.

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2009 and 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $149,256,969 and a net unrealized depreciation position of $28,506,169, respectively.

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

PowerShares DB Base Metals Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$531,965,141	$30,997,263
Commodity Futures Contracts (Level 1)	$149,256,969	$(28,506,169)

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

PowerShares DB Base Metals Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

PowerShares DB Base Metals Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2009 and 2008

and for the Period Ended December 31, 2007

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold	28,800,000	$459,641,568	3,600,000	$89,803,186	4,200,000	$114,426,652
Shares Redeemed	(3,200,000)	$(47,345,438)	(3,000,000)	$(61,763,342)	(2,000,000)	$(47,212,300)

Net Increase	25,600,000	$412,296,130	600,000	$28,039,844	2,200,000	$67,214,352

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

PowerShares DB Base Metals Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$—	$—	$25.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	10.69	(10.02)	(3.00)
Net investment income (loss)	(0.11)	0.24	0.96

Net income (loss)	10.58	(9.78)	(2.04)
Distributions of net investment income on Shares	—	(0.28)	(0.96)

Net increase (decrease)	10.58	(10.06)	(3.00)
Net asset value per Share, beginning of period	$11.94	$22.00	$—

Net asset value per Share, end of period	$22.52	$11.94	$22.00

Market value per Share, beginning of period	$11.91	$21.90	$25.00

Market value per Share, end of period	$22.50	$11.91	$21.90

Ratio to average Shares*
Net investment income (loss)	(0.65)%	1.07%	3.77%
Total expenses	0.76%	0.76%	0.78%
Total Return, at net asset value **	88.61%	(44.45)%	(8.16)%

Total Return, at market value **	88.92%	(44.34)%	(8.56)%

*	Percentages are annualized.
**	Percentages are not annualized for the Period Ended December 31, 2007 and are calculated based on initial offering price upon commencement of investment operations of $25.00.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 36 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 37 of this Form 10-K.

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value of the Master Fund at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $2,116,853 of which $1,745,108 had been paid at December 31, 2009. Management Fees of $371,745 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage fees of $45,475 of which $38,492 had been paid at December 31, 2009. Brokerage fees of $6,983 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $614,497 of which $593,165 had been paid at December 31, 2008. Management Fees of $21,332 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage fees of $4,441 of which $3,856 had been paid at December 31, 2008. Brokerage fees of $585 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $430,403 of which $399,609 had been paid at December 31, 2007. Management Fees of $30,794 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage fees of $17,216 of which $8,965 had been paid at December 31, 2007. Brokerage fees of $8,251 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

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

(a)(1) Financial Statements

See financial statements commencing on page 35 hereof.

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