Form 10-K
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND; DB SILVER MASTER FUND
filed 2010-03-08
CIK 1367305, 1367306, 1383054, 1383086

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $82,892,000

Number of Common Units of Beneficial Interest outstanding as of February 26, 2010: 2,600,000

ii

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

The Index is intended to reflect the change in market value of the silver sector. The single commodity comprising the Index (the “Index Commodity”), is silver. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbs/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbs/index.aspx with respect to the composition of the Index on the Base Date.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2009 and 2008, the Fund had $126,143,547 (or 100%) and $44,609,752 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $9,094,275 (or 7.21%) and $6,825,600 (or 15.30%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodity is traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the trading hours for the futures exchanges on which the Index Commodity is traded may not necessarily coincide during all of this time. For example, while the Shares of the Fund trade on the NYSE Arca until 4:00 p.m. Eastern Standard Time, liquidity in the global silver market will be reduced after the close of the COMEX at 2:30 p.m. Eastern Standard Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodity is traded is closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

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

As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in the Index Commodity included in the Index (Silver, the “Affected Index Commodity”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Master Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Master Fund’s trading may be approaching any of these speculative position limits, the Master Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for the Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodity, the imposition of speculative position limits (as discussed in the above risk factor “Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets of the Fund and the Operation of the Master Fund”), or due to other extraordinary circumstances. As the Master Fund approaches or reaches position limits with respect to certain futures contracts comprising the Index, the Master Fund may commence investing in other futures contracts based on the commodity that comprises the Index and in futures contracts based on commodities other than the commodity that comprises the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with futures contracts that comprises the Index. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	25.97%
Average rolling 3 month daily volatility	24.12%
Monthly return volatility	25.50%
Average annual volatility	23.72%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	10.76%
1989	18.53%
1990	19.38%
1991	23.42%
1992	15.66%
1993	28.36%
1994	23.28%
1995	26.38%
1996	17.64%
1997	24.66%
1998	29.20%
1999	21.73%
2000	14.42%
2001	17.20%
2002	17.43%
2003	20.32%
2004	35.48%
2005	21.33%
2006	41.21%
2007	21.28%
2008	43.01%
2009*	31.13%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2009.

**	Volatility, for these purposes means the following:

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

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

If speculative position limits with respect to a futures contract underlying the Index Commodity has been reached, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Trading on commodity exchanges outside the United States is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the Master Fund’s trading been limited to U.S. markets.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

Quarter ended	High	Low
March 31, 2009	$26.05	$18.91
June 30, 2009	$28.68	$21.17
September 30, 2009	$31.19	$22.62
December 31, 2009	$34.30	$28.85

Quarter ended	High	Low
March 31, 2008	$38.53	$28.49
June 30, 2008	$33.79	$29.95
September 30, 2008	$35.26	$19.16
December 31, 2008	$23.14	$16.41

Holders

As of December 31, 2009, the Fund had 23,358 holders of record of its Shares.

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-10) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-11) and on January 15, 2008 (File No. 333-148613-01) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-11) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-3 was declared effective on January 4, 2010 (Registration No. 333-163453-11) with information with respect to the use of proceeds from the sale of Shares being disclosed therein.

Accordingly, upon effectiveness, the Registration Statement on Form S-3 (Registration No. 333-163453-11) also acts as Post-Effective Amendment No. 2 to File No. 333-150501-11, a Post-Effective Amendment No. 3 to File No. 333-148613-01, Post-Effective Amendment No. 4 to File No. 333-142163-11 and Post-Effective Amendment No. 5 to File No. 333-135422-10. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2009, 3.4 million Shares were created for $96.7 million and 1.4 million Shares were redeemed for $35.5 million. For the Three Months Ended December 31, 2009, 1.8 million Shares were created for $56.7 million and no Shares were redeemed. On December 31, 2009, 4.2 million Shares were outstanding for a market capitalization of $126.4 million.

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

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2009	1,400,000	$25.34
Year Ended December 31, 2008	800,000	$28.75
Period Ended December 31, 2007	400,000	$27.35

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Interest Income	$86,022	$810,936	$1,023,571
Net investment income (loss)	$(319,042)	$535,920	$903,399
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$20,630,733	$(18,035,367)	$2,641,009
Net Income (Loss)	$20,311,691	$(17,499,447)	$3,544,408
Net Income (Loss) per Share	$9.75	$(7.34)	$3.70
Distribution per Share	$—	$0.22	$0.87
Net increase (decrease) in cash	$(1,367,967)	$5,732,248	$3,786,960

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$126,143,547	$44,609,752	$27,848,077
Shares NAV	$30.02	$20.27	$27.83
General Shares NAV	$30.03	$20.28	$27.83

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest income	$17,652	$26,121	$24,687	$17,562
Net investment income (loss)	$(52,008)	$(67,276)	$(72,960)	$(126,798)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$5,303,107	$2,173,553	$15,080,711	$(1,926,638)
Net income/(loss)	$5,251,099	$2,106,277	$15,007,751	$(2,053,436)
Increase/(decrease) in Net Asset Value	$16,016,875	$22,239,133	$(11,434,231)	$54,675,336
Net Income (Loss) per Share	$3.04	$1.06	$5.38	$0.27

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$289,728	$256,537	$203,763	$60,908
Net investment income	$226,763	$171,801	$136,981	$375
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$1,707,962	$(453,871)	$(16,956,167)	$(2,333,291)
Net income/(loss)	$1,934,725	$(282,070)	$(16,819,186)	$(2,332,916)
Increase/(decrease) in Net Asset Value	$35,856,845	$(5,853,620)	$(17,415,522)	$4,168,156
Net Income (Loss) per Share	$4.02	$0.28	$(9.67)	$(1.97)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbs/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbs/index.aspx with respect to the composition of the Index on the Base Date.

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

	Aggregate returns for index in the DBLCI-OY Silver TR™
Underlying Index	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
DB Silver Indices	1.05%	(8.72)%	6.67%
AGGREGATE RETURN	1.05%	(8.72)%	6.67%

	Aggregate returns for index in the DBLCI-OY Silver TR™
Underlying Index	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
DB Silver Indices	48.75%	(26.26)%	16.84%
AGGREGATE RETURN	48.75%	(26.26)%	16.84%

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

Operating Activities

Net cash flow used for operating activities was $62.6 million, $28.5 million and $20.5 million for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2009, $310.9 million was paid to purchase United States Treasury Obligations and $217.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $192.8 million was paid to purchase United States Treasury Obligations and $188.5 million was received from sales and maturing contracts. During the Period Ended December 31, 2007, $93.4 million was paid to purchase United States Treasury Obligations and $70.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $11.1 million, increased by $6.0 million and increased by $0.60 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $61.2 million, $34.3 million and $24.3 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This included $96.7 million, $57.7 million and $36.1 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007, THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Silver Excess Return™ (the “DBLCI-OY SI ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBS”), (ii) the Fund’s NAV (as reflected by the graph “DBSNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBSLIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBS, DBSNAV AND DBSLIX FOR THE YEARS ENDED DECEMBER 31, 2009 AND

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 47.07% from $20.46 per Share to $30.09 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $18.91 per Share (-7.58%) on January 14, 2009 to a high of $34.30 per Share (+67.64%) on December 2, 2009. Therefore, the total return for the Fund on a market value basis, was 47.07%.

On December 30, 2008, the Fund made a $0.22 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 26.38% from $27.79 per Share to $20.46 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $38.53 per Share (+38.65%) on March 5, 2008 to a low of $16.41 per Share (-40.95%) on October 27, 2008. Therefore, the total return for the Fund on a market value basis, including the above noted distribution, was -25.58%.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $0.87 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 11.16% from $25.00 per Share to $27.79 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $22.73 per Share
(-9.08%) on August 21, 2007 to a high of $30.19 per Share (+20.76%) on November 9, 2007. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was 14.64%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2009, the net asset value of each Share increased 48.10% from $20.27 per Share to $30.02 per Share. Appreciation in the price for silver futures contracts during the Year Ended December 31, 2009, contributed to a 48.75% increase in the level of the DBLCI-OY SI TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis, was 48.10%.

Net income for the Year Ended December 31, 2009 was $20.3 million, resulting from $0.1 million of interest income, net realized gain of $31.7 million, unrealized losses of $11.1 million, and operating expenses of $0.4 million.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 27.16% from $27.83 per Share to $20.27 per Share. Falling prices of silver futures contracts during the Year Ended December 31, 2008, resulted in an overall 26.26% decrease in the level of the DBLCI-OY SI TR™. On December 30, 2008, the Fund made a $0.22 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was -26.37%.

Net loss for the Year Ended December 31, 2008 was $17.5 million, resulting from $0.8 million of interest income, net realized loss of $24.0 million, unrealized gain of $6.0 million, and operating expenses of $0.3 million.

For the Period Ended December 31, 2007, the net asset value of each Share increased 11.32% from $25.00 per Share to $27.83 per Share. Strong appreciation in the price of silver futures contracts during the Period Ended December 31, 2007, contributed to a 16.84% increase in the level of the DBLCI-OY SI TR™. On December 28, 2007, the Fund made a $0.87 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was 14.80%.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 1.11% from $29.76 per Share to $30.09 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $28.85 per Share (-3.06%) on October 2, 2009 to a high of $34.30 per Share (+15.26%) on December 2, 2009. Therefore, the total return for the Fund on a market value basis was 1.11%.

On December 30, 2008, the Fund made a $0.22 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 7.21% from $22.05 per Share to $20.46 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $23.14 per Share (+4.94%) on October 1, 2008 to a low of $16.41 per Share (-25.58%) on October 27, 2008. Therefore, the total return for the Fund on a market value basis, including the above noted distribution, was -6.21%.

On December 28, 2007, the Fund made a $0.87 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 2.89% from $27.01 per Share to $27.79 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $26.04 per Share (-3.59%) on December 17, 2007 to a high of $30.19 per Share (+11.77%) on November 9, 2007. Therefore, the total return for the Fund on a market value basis, including the above noted distribution, was 6.11%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 0.91% from $29.75 per Share to $30.02 per Share. Appreciation in prices for silver futures contracts during the Three Months Ended December 31, 2009, contributed to a 1.05% increase in the level of the DBLCI-OY SI TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis, was 0.91%.

Net loss for the Three Months Ended December 31, 2009 was $2.0 million, resulting from net realized gains of $20.1 million, unrealized loss of $22.0 million, and operating expenses of $0.1 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 9.75% from $22.46 per Share to $20.27 per Share. Falling prices of silver futures contracts during the Three Months Ended December 31, 2008, contributed to a 8.72% decrease in the level of the DBLCI-OY SI TR™. On December 30, 2008, the Fund made a $0.22 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, total return for the Fund on a net asset value basis, including the above noted distribution, was -8.77%.

Net loss for the Three Months Ended December 31, 2008 was $2.3 million, resulting from $0.1 million of interest income, net realized loss of $29.1 million, unrealized gain of $26.8 million, and operating expenses of $0.1 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 2.92% from $27.04 per Share to $27.83 per Share. Appreciation in the price of silver futures contracts during the Three Months

Ended December 31, 2007, contributed to a 6.67% increase in the level of the DBLCI-OY SI TR™. On December 28, 2007, the Fund made a $0.87 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis for the Fund, including the above noted distribution, was 6.14%.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$126,143,547	2.30%	$6,761,904	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2008.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$44,609,752	3.29%	$3,417,958	14

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s open positions by market category as of December 31, 2008 as reported under the VaR methodology in effect until December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Silver	December 2009	$3,320,174	7.45%	13
Aggregate/Total		$3,320,724	7.45%	15

*	The VaR for a contract represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 39 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Silver Fund and Subsidiary:

We have audited PowerShares DB Silver Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Silver Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Silver Fund and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Silver Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Silver Fund and Subsidiary (the Fund) as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Silver Fund and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Silver Fund and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 8, 2010

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $122,491,379 and $28,495,286, respectively)	$122,492,866	$28,498,799
Cash held by broker	8,153,241	9,521,208
Net unrealized appreciation (depreciation) on futures contracts	(4,502,560)	6,589,745

Deposits with broker	126,143,547	44,609,752

Total assets	$126,143,547	$44,609,752

Liabilities
Management fee payable	$52,554	$17,198
Brokerage fee payable	1,622	296

Total liabilities	$54,176	$17,494

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,000	1,000
Accumulated earnings (deficit)	201	(189)

Total General shares	1,201	811

Shares:
Paid in capital - 4,200,000 and 2,200,000 redeemable Shares issued and outstanding as of December 31, 2009 and 2008, respectively	121,084,762	59,899,340
Accumulated earnings (deficit)	5,002,207	(15,308,704)

Total Shares	126,086,969	44,590,636

Total shareholders’ equity	126,088,170	44,591,447

Non-controlling interest in consolidated subsidiary - related party	1,201	811

Total equity	126,089,371	44,592,258

Total liabilities and equity	$126,143,547	$44,609,752

Net asset value per share
General shares	$30.03	$20.28
Shares	$30.02	$20.27

See accompanying notes to consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 14, 2010	5.55%	$6,999,958	$7,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	4.36	5,499,928	5,500,000
U.S. Treasury Bills, 0.01% due January 28, 2010	18.25	22,999,517	23,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	3.17	3,999,880	4,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	10.31	12,999,519	13,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	23.00	28,998,231	29,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	5.55	6,999,482	7,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	13.48	16,998,283	17,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	10.31	12,998,648	13,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	3.17	3,999,420	4,000,000

Total United States Treasury Obligations (cost $122,491,379)	97.15%	$122,492,866

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Silver (1,497 contracts, settlement date December 28, 2010)	(3.57)%	(4,502,560)

Net Unrealized Depreciation on Futures Contracts	(3.57)%	$(4,502,560)

Net unrealized depreciation is comprised of unrealized losses of $(4,947,175) and unrealized gains of $444,615.

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

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Income
Interest Income, net	$86,022	$810,936	$1,023,571

Expenses
Management Fee	377,189	242,603	111,270
Brokerage Commissions and Fees	27,875	32,413	8,902

Total Expenses	405,064	275,016	120,172

Net investment income (loss)	(319,042)	535,920	903,399

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	579	21,003	735
Futures	31,724,485	(24,044,884)	2,035,530

Net realized gain (loss)	31,725,064	(24,023,881)	2,036,265

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(2,026)	(4,776)	8,289
Futures	(11,092,305)	5,993,290	596,455

Net change in unrealized gain (loss)	(11,094,331)	5,988,514	604,744

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	20,630,733	(18,035,367)	2,641,009

Net Income (Loss)	$20,311,691	$(17,499,447)	$3,544,408

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(390)	189	—

Net Income (Loss) Attributable to PowerShares DB Silver Fund and Subsidiary	$20,311,301	$(17,499,258)	$3,544,408

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,591,447	$811	$44,592,258
Sale of Shares					3,400,000	96,662,262		96,662,262	96,662,262		96,662,262
Redemption of Shares					(1,400,000)	(35,476,840)		(35,476,840)	(35,476,840)		(35,476,840)
Net Income
Net investment loss			(5)	(5)			(319,032)	(319,032)	(319,037)	(5)	(319,042)
Net realized gain on United States Treasury Obligations and Futures			430	430			31,724,204	31,724,204	31,724,634	430	31,725,064
Net change in unrealized loss on United States Treasury Obligations and Futures			(35)	(35)			(11,094,261)	(11,094,261)	(11,094,296)	(35)	(11,094,331)

Net Income			390	390			20,310,911	20,310,911	20,311,301	390	20,311,691

Balance at December 31, 2009	40	$1,000	$201	$1,201	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,088,170	$1,201	$126,089,371

See accompanying notes to consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$113	$1,113	1,000,000	$25,160,026	$2,674,260	$27,834,286	$27,835,399	$1,000	$27,836,399
Sale of Shares					2,000,000	57,736,070		57,736,070	57,736,070		57,736,070
Redemption of Shares					(800,000)	(22,996,756)		(22,996,756)	(22,996,756)		(22,996,756)
Net Loss
Net investment income			13	13			535,890	535,890	535,903	17	535,920
Net realized loss on United States Treasury Obligations and Futures			(435)	(435)			(24,023,046)	(24,023,046)	(24,023,481)	(400)	(24,023,881)
Net change in unrealized gain on United States Treasury Obligations and Futures			129	129			5,988,191	5,988,191	5,988,320	194	5,988,514

Net Loss			(293)	(293)			(17,498,965)	(17,498,965)	(17,499,258)	(189)	(17,499,447)

Distributions of net investment income ($0.22 per Share)			(9)	(9)			(483,999)	(483,999)	(484,008)	—	(484,008)

Balance at December 31, 2008	40	$1,000	$(189)	$811	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,591,447	$811	$44,592,258

See accompanying notes to consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 3, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000	$1,000	$2,000
Sale of Shares					1,400,000	36,099,486		36,099,486	36,099,486		36,099,486
Redemption of Shares					(400,000)	(10,939,460)		(10,939,460)	(10,939,460)		(10,939,460)
Net Income
Net investment income			44	44			903,355	903,355	903,399		903,399
Net realized gain on United States Treasury Obligations and Futures			121	121			2,036,144	2,036,144	2,036,265		2,036,265
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(17)	(17)			604,761	604,761	604,744		604,744

Net Income			148	148			3,544,260	3,544,260	3,544,408	—	3,544,408

Distributions of net investment income ($0.87per Share)			(35)	(35)			(870,000)	(870,000)	(870,035)	—	(870,035)

Balance at December 31, 2007	40	$1,000	$113	$1,113	1,000,000	$25,160,026	$2,674,260	$27,834,286	$27,835,399	$1,000	$27,836,399

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$20,311,691	$(17,499,447)	$3,544,408
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(310,908,083)	(192,767,547)	(93,419,007)
Proceeds from securities sold and matured	216,998,591	188,467,253	70,882,494
Net accretion of discount on United States Treasury Obligations	(86,022)	(724,537)	(912,204)
Net realized gain on United States Treasury Obligations	(579)	(21,003)	(735)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	11,094,331	(5,988,514)	(604,744)
Change in operating receivables and liabilities:
Management fee payable	35,356	5,520	11,678
Other assets	—	4,921	(4,921)
Brokerage fee payable	1,326	296	—

Net cash used for operating activities	(62,553,389)	(28,523,058)	(20,503,031)

Cash flows from financing activities:
Proceeds from sale of Shares	96,662,262	57,736,070	36,099,486
Redemption of Shares	(35,476,840)	(22,996,756)	(10,939,460)
Cash distributions paid on Shares and General Shares	—	(484,008)	(870,035)

Net cash provided by financing activities	61,185,422	34,255,306	24,289,991

Net change in cash held by broker	(1,367,967)	5,732,248	3,786,960
Cash held by broker at beginning of period	9,521,208	3,788,960	2,000

Cash held by broker at end of period	$8,153,241	$9,521,208	$3,788,960

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

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

The Fund does not employ leverage. As of December 31, 2009 and 2008, the Fund had $126,143,547 (or 100%) and $44,609,752 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this,

PowerShares DB Silver Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

$9,094,275 (or 7.21%) and $6,825,600 (or 15.30%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2009, the Fund and the Master Fund incurred Management Fees of $377,189, of which $52,554 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $242,603, of which $17,198 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $111,270.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. For the Year Ended December 31, 2009, the Fund and Master Fund incurred brokerage fees of $27,875, of which $1,622 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $32,413, of which $296 was payable at December 31, 2008. For the Period Ended December 31, 2007 the Fund and Master Fund incurred brokerage fees of $8,902.

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

PowerShares DB Silver Fund and Subsidiary

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

PowerShares DB Silver Fund and Subsidiary

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2009 and 2008 were holdings of $9,094,275 and $6,825,600, respectively, which were restricted and held against initial margin of the open futures contracts.

PowerShares DB Silver Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2009 and 2008, the Fund held cash of $8,153,241 and $9,521,208, respectively. There were no cash equivalents held by the Fund as of December 31, 2009 and 2008.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2009 and 2008, the futures contracts held by the Fund were in a net unrealized depreciation position of $4,502,560 and a net unrealized appreciation position of $6,589,745, respectively.

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

PowerShares DB Silver Fund and Subsidiary

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$122,492,866	$28,498,799
Commodity Futures Contracts (Level 1)	$(4,502,560)	$6,589,745

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

PowerShares DB Silver Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2009 and 2008

and for the Period Ended December 31, 2007

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold	3,400,000	$96,662,262	2,000,000	$57,736,070	1,400,000	$36,099,486
Shares Redeemed	(1,400,000)	(35,476,840)	(800,000)	(22,996,756)	(400,000)	(10,939,460)

Net Increase	2,000,000	$61,185,422	1,200,000	$34,739,314	1,000,000	$25,160,026

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

PowerShares DB Silver Fund and Subsidiary

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

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$—	$—	$25.00
Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	9.86	(7.64)	2.64
Net investment income (loss)	(0.11)	0.30	1.06

Net income (loss)	9.75	(7.34)	3.70
Distributions of net investment income on Shares	—	(0.22)	(0.87)

Net increase (decrease)	9.75	(7.56)	2.83
Net asset value per Share, beginning of period	$20.27	$27.83	$—

Net asset value per Share, end of period	$30.02	$20.27	$27.83

Market value per Share, beginning of period	$20.46	$27.79	$25.00

Market value per Share, end of period	$30.09	$20.46	$27.79

Ratio to average Shares*
Net investment income (loss)	(0.42)%	1.11%	4.03%
Total expenses	0.54%	0.57%	0.54%
Total Return, at net asset value **	48.10%	(26.37)%	14.80%

Total Return, at market value **	47.07%	(25.58)%	14.64%

*	Percentages are annualized.
**	Percentages are not annualized for the Period Ended December 31, 2007 and are calculated based on initial offering price upon commencement of investment operations of $25.00.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 38 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 39 of this Form 10-K.

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

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $377,189 of which $324,635 had been paid at December 31, 2009. Management Fees of $52,554 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $27,875 of which $26,253 had been paid at December 31, 2009. Brokerage commissions of $1,622 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $242,603 of which $225,405 had been paid at December 31, 2008. Management Fees of $17,198 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $32,413 of which $32,117 had been paid at December 31, 2008. Brokerage commissions of $296 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $111,270 of which $99,592 had been paid at December 31, 2007. Management Fees of $11,678 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage commissions of $8,902 all of which had been paid at December 31, 2007.

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

(a)(1) Financial Statements

See financial statements commencing on page 37 hereof.

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Silver Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Silver Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HAN EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: March 8, 2010		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer