Form 10-K
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Energy Master Fund; PowerShares DB Energy Fund
filed 2010-03-08
CIK 1367305, 1367306, 1383061, 1383062

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $278,616,000

Number of Common Units of Beneficial Interest outstanding as of February 26, 2010: 12,800,000

ii

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

The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index (the “Index Commodities”) are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbe/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbe/index.aspx with respect to the composition of the Index on the Base Date.

The following table reflects the Fund weights of each Index Commodity as of December 31, 2009:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	22.38
Heating Oil	22.33
Brent Crude Oil	22.30
RBOB Gasoline	22.49
Natural Gas	10.50

Closing Level as of December 31, 2009	100.00

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2009 and 2008, the Fund had $327,999,666 (or 100%) and $37,528,281 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $18,777,165 (or 5.72%) and $5,997,933 (or 15.98%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

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

The Deutsche Bank Liquid Commodity Index Optimum Yield Energy is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The Trustee

Under the Trust Agreements, Wilmington Trust Company, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund, the Master Trust and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreements, the Managing Owner, from the assets of the Fund or the Master Fund, will indemnify the Trustee for any liability or expense relating to the formation, operations and termination of the Fund incurred without gross negligence or willful misconduct of the Trustee.

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

As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in three of the five commodities included in the Index (Light Sweet Crude Oil, Heating Oil and Natural Gas, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Master Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Master Fund’s trading may be approaching any of these speculative position limits, the Master Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for each Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits
Light Sweet Crude Oil	NYMEX (CL)	10,000 – Single Month 20,000 – All Months Combined But not to exceed 3,000 contracts in the last three days of trading in the spot month
Heating Oil	NYMEX (HO)	7,000 – All Months Combined But not to exceed 1,000 in the last three days of trading in the spot month.
Natural Gas	NYMEX (NG)	12,000 – Single Month 12,000 – All Months Combined But not to exceed 1,000 in the last three days of trading in the spot month.

[1]	Legend:

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

It is possible that in the future, the CFTC may propose new rules with respect to position limits in commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Master Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Master Fund, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Master Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodities, the imposition of speculative position limits (as discussed in the above risk factor “Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets of the Fund and the Operation of the Master Fund”), or due to other extraordinary circumstances. As the Master Fund approaches or reaches position limits with respect to certain futures contracts comprising the Index, the Master Fund may commence investing in other futures contracts based on the commodities that comprise the Index and in futures contracts based on commodities other than the commodities that comprise the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with futures contracts that comprises the Index. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	25.74%
Average rolling 3 month daily volatility	24.01%
Monthly return volatility	25.77%
Average annual volatility	25.00%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1990***	44.85%
1991	31.06%
1992	14.60%
1993	15.25%
1994	18.03%
1995	13.48%
1996	23.89%
1997	18.27%
1998	23.78%
1999	24.44%
2000	28.24%
2001	27.54%
2002	24.64%
2003	26.33%
2004	28.70%
2005	27.50%
2006	22.01%
2007	19.54%
2008	36.57%
2009*	31.28%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2009.

**	Volatility, for these purposes means the following:

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

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

If speculative position limits with respect to a futures contract underlying the Index Commodities has been reached, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Trading on commodity exchanges outside the United States is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the Master Fund’s trading been limited to U.S. markets.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2009	$22.42	$16.43
June 30, 2009	$25.58	$18.75
September 30, 2009	$25.99	$21.29
December 31, 2009	$26.95	$23.54

Quarter ended	High	Low
March 31, 2008	$40.96	$33.07
June 30, 2008	$54.55	$38.74
September 30, 2008	$56.25	$36.88
December 31, 2008	$38.88	$18.41

Holders

As of December 31, 2009, the Fund had 12,769 holders of record of its Shares.

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-14) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-15) and on January 15, 2008 (File No. 333-148613-05) with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-14) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-3 was declared effective on January 4, 2010 (Registration No. 333-163453-15) with information with respect to the use of proceeds from the sale Shares being disclosed therein. Accordingly, upon effectiveness, the Registration Statement on Form S-3 (Registration No. 333-163453-15) also acts as Post-Effective Amendment No. 2 to File No. 333-150501-14, a Post-Effective Amendment No. 3 to File No. 333-148613-05, Post-Effective Amendment No. 4 to File No. 333-142163-15 and Post-Effective Amendment No. 5 to File No. 333-135422-14. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2009, 13.2 million Shares were created for $303.8 million and 2.4 million Shares were redeemed for $58.9 million. For the Three Months Ended December 31, 2009, 1.2 million Shares were created for $29.8 million and 2.4 million Shares were redeemed for $58.9 million. On December 31, 2009, 12.6 million Shares were outstanding for a market capitalization of $330.0 million.

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

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2009	2,400,000	$24.55
Year Ended December 31, 2008	3,000,000	$43.64
Period Ended December 31, 2007	1,200,000	$29.28

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$223,500	$1,519,113	$1,600,537
Net investment income (loss)	$(1,381,840)	$785,588	$1,319,472
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$46,783,554	$(31,936,336)	$13,324,952
Net Income (Loss)	$45,401,714	$(31,150,748)	$14,644,424
Net Income (Loss) per Share	$5.17	$(13.89)	$11.07
Distribution per Share	$—	$0.44	$0.90
Net increase (decrease) in cash	$(21,765,067)	$36,714,100	$10,999,940

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$327,999,666	$37,528,281	$49,265,382
Shares NAV	$26.01	$20.84	$35.17
General Shares NAV	$26.03	$20.83	$35.18

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest income	$10,988	$33,475	$106,185	$72,852
Net investment income (loss)	$(70,526)	$(206,642)	$(456,978)	$(647,694)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(2,054,895)	$26,290,092	$(6,845,027)	$29,393,384
Net income/(loss)	$(2,125,421)	$26,083,450	$(7,302,005)	$28,745,690
Increase/(decrease) in Net Asset Value	$20,812,919	$219,038,242	$50,847,069	$(421,444)
Net Income (Loss) per Share	$(1.40)	$4.89	$(0.55)	$2.23

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$331,187	$490,370	$609,494	$88,062
Net investment income (loss)	$234,083	$217,236	$335,159	$(890)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$4,382,884	$42,436,788	$(47,471,557)	$(31,284,451)
Net income/(loss)	$4,616,967	$42,654,024	$(47,136,398)	$(31,285,341)
Increase/(decrease) in Net Asset Value	$20,917,357	$136,480,214	$(135,542,374)	$(33,582,283)
Net Income (Loss) per Share	$3.80	$15.41	$(14.89)	$(18.21)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbe/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbe/index.aspx with respect to the composition of the Index on the Base Date.

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

	Aggregate returns for index in the DBLCI-OY Energy TR™
Underlying Index	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
DB Light Sweet Crude Oil Indices	10.47%	(46.86)%	23.40%
DB Heating Oil Indices	9.21%	(47.66)%	20.93%
DB Brent Crude Oil Indices	9.59%	(44.71)%	21.01%
DB RBOB Gasoline Indices	11.26%	(56.19)%	18.62%
DB Natural Gas Indices	(7.10)%	(25.92)%	0.98%

AGGREGATE RETURN	9.62%	(46.48)%	19.10%

	Aggregate returns for index in the DBLCI-OY Energy TR™
Underlying Index	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
DB Light Sweet Crude Oil Indices	36.28%	(40.80)%	45.71%
DB Heating Oil Indices	15.44%	(36.34)%	50.12%
DB Brent Crude Oil Indices	29.09%	(38.34)%	52.29%
DB RBOB Gasoline Indices	51.86%	(53.40)%	51.60%
DB Natural Gas Indices	(44.29)%	(15.88)%	15.56%

AGGREGATE RETURN	25.94%	(39.62)%	46.62%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(266.6) million, $17.3 million and $(23.6) million for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2009, $888.4 million was paid to purchase United States Treasury Obligations and $621.6 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $386.3 million was paid to purchase United States Treasury Obligations and $393.7 million was received from sales and maturing contracts. During the Period Ended December 31, 2007 $163.2 million was paid to purchase United States Treasury Obligations and $134.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $45.3 million, decreased by $42.5 million and increased by $8.4 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $244.9 million, $19.4 million and $34.6 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This included $303.8 million, $151.0 million and $71.0 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

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

COMPARISON OF DBE, DBENAV AND DBENIX FOR THE YEARS ENDED

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 30.36% from $20.09 per Share to $26.19 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $16.43 per Share (-18.22%) on February 18, 2009 to a high of $26.95 per Share (+34.15%) on October 22, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis, was 30.36%.

On December 30, 2008, the Fund made a $0.44 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 43.09% from $35.30 per Share to $20.09 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $56.25 per Share (+59.35%) on July 3, 2008 to a low of $18.41 per Share (-47.85%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was -41.84%.

The Fund was launched on January 3, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on January 5, 2007.

On December 28, 2007, the Fund made a $0.90 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 41.2% from $25.00 per Share to $35.30 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on January 3, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $22.49 per Share (-10.04%) on January 18, 2007 to a high of $35.93 per Share (+43.72%) on November 23, 2007. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was 44.80%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2009, the net asset value of each Share increased 24.81% from $20.84 per Share to $26.01 per Share. Appreciation in futures contract prices for light sweet crude oil, heating oil, brent crude oil and RBOB gasoline more than offset falling futures contract prices for natural gas during the Year Ended December 31, 2009 resulting in an overall 25.94% increase in the level of the DBLCI-OY Energy TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a net asset value basis, was 24.81%.

Net income for the Year Ended December 31, 2009 was $45.4 million, resulting from $0.2 million of interest income, net realized gains of $1.5 million, net unrealized gains of $45.3 million and operating expenses of $1.6 million.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 40.74% from $35.17 per Share to $20.84 per Share. Falling futures contract prices for light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas during the Year Ended December 31, 2008, resulted in an overall 39.62% decrease in the level of the DBLCI-OY Energy TR™. On December 30, 2008, the Fund made a $0.44 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was -39.49%.

Net loss for the Year Ended December 31, 2008 was $31.2 million, resulting from $1.5 million of interest income, net realized gains of $10.5 million, net unrealized losses of $42.5 million and operating expenses of $0.70 million.

For the Period Ended December 31, 2007, the net asset value of each Share increased 40.68% from $25.00 per Share to $35.17 per Share. Strong appreciation in the futures contract prices of light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas during the Period Ended December 31, 2007, resulted in an overall 46.62% increase in the level of the DBLCI-OY Energy TR™. On December 28, 2007, the Fund made a $0.90 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was 44.28%.

Net income for the Period Ended December 31, 2007 was $14.6 million, resulting from $1.6 million of interest income, net realized gains of $4.9 million, net unrealized gains of $8.4 million and operating expenses of $0.3 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

Fund Share Price Performance

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 10.88% from $23.62 per Share to $26.19 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $23.54 per Share (-0.34%) on October 7, 2009 to a high of $26.95 per Share (+14.10%) on October 22, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis, was 10.88%.

On December 30, 2008, the Fund made a $0.44 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 49.34% from $39.66 per Share to $20.09 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $38.88 per Share (-1.97%) on October 1, 2008 to a low of $18.41 per Share (-53.58%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was -48.23%.

On December 28, 2007, the Fund made a $0.90 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 15.47% from $30.57 per Share to $35.30 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $29.88 per Share (-2.26%) on August 10, 2007 to a high of $35.93 per Share (+17.53%) on November 23, 2007. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was 18.42%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 9.38% from $23.78 per Share to $26.01 per Share. Appreciation in futures contract prices for light sweet crude oil, heating oil, brent crude oil and RBOB gasoline during the Three Months Ended December 31, 2009 more than offset falling futures contract prices for natural gas contributing to an overall 9.62% increase in the level of the DBLCI-OY Energy TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a net asset value basis, was 9.38%.

Net income for the Three Months Ended December 31, 2009 was $28.7 million, resulting from $0.1 million of interest income, net realized gains of $24.6 million, net unrealized gains of $4.7 million and operating expenses of $0.7 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 47.23% from $39.49 per Share to $20.84 per Share. Falling futures contract prices for light sweet crude oil, heating oil, brent crude oil, natural gas and RBOB gasoline during the Three Months Ended December 31, 2008 contributed to an overall 46.48% decrease in the level of the DBLCI-OY Energy TR™. On December 30, 2008, the Fund made a $0.44 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was -46.11%.

Net loss for the Three Months Ended December 31, 2008 was $31.3 million, resulting from $0.09 million of interest income, net realized losses of $15.3 million, net unrealized losses of $16.0 million and operating expenses of $0.09 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 15.46% from $30.46 per Share to $35.17 per Share. Strong appreciation in the futures contract prices of light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and a small increase in natural gas futures prices during the Three Months Ended December 31, 2007 contributed to an overall 19.10% increase in the level of the DBLCI-OY Energy TR™. On December 28, 2007, the Fund made a $0.90 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was 18.42%.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$327,999,666	2.31%	$17,640,527	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2008.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$37,528,281	2.78%	$2,421,451	21

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s open positions by market category as of December 31, 2008 as reported under the VaR methodology in effect until December 31, 2008.

Market Sector	Delivery Month	VaR* $ Value	VaR* % of Net Assets	Number of times VaR Exceeded
Light Sweet Crude Oil	June 2009	$667,281	1.78%	12
Heating Oil	May 2009	$539,251	1.44%	9
Brent Crude Oil	August 2009	$654,671	1.75%	11
RBOB Gasoline	November 2009	$642,711	1.71%	11
Natural Gas	April 2009	$257,615	0.69%	11
Aggregate/Total		$2,362,187	6.30%	8

*	The VaR for a contract represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures—except for those disclosures that are statements of historical fact — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 38 of the Fund’s Annual Report on Form 10-K.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Energy Fund and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Energy Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB Energy Fund and Subsidiary (the Fund) as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Energy Fund and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP
New York, New York
March 8, 2010

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $290,875,464 and $ 23,897,131, respectively)	$290,879,935	$23,899,032
Cash held by broker	25,950,973	47,716,040
Net unrealized appreciation (depreciation) on futures contracts	11,168,758	(34,086,791)

Deposits with broker	327,999,666	37,528,281

Total assets	$327,999,666	$37,528,281

Liabilities
Management fee payable	$214,484	$21,326
Brokerage fee payable	1,470	29

Total liabilities	$215,954	$21,355

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,000	1,000
Accumulated earnings (deficit)	41	(167)

Total General shares	1,041	833

Shares:
Paid in capital - 12,600,000 and 1,800,000 redeemable Shares issued and outstanding as of December 31, 2009 and 2008, respectively	300,850,376	55,975,304
Accumulated earnings (deficit)	26,931,254	(18,470,044)

Total Shares	327,781,630	37,505,260

Total shareholders’ equity	327,782,671	37,506,093

Non-controlling interest in consolidated subsidiary - related party	1,041	833

Total equity	327,783,712	37,506,926

Total liabilities and equity	$327,999,666	$37,528,281

Net asset value per share
General shares	$26.03	$20.83
Shares	$26.01	$20.84

See accompanying notes to consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	3.05%	$9,999,990	$10,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	13.39	43,899,429	43,900,000
U.S. Treasury Bills, 0.01% due January 28, 2010	0.91	2,999,937	3,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	1.53	4,999,850	5,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	11.59	37,998,594	38,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	8.54	27,998,292	28,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	8.85	28,997,854	29,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	17.39	56,994,243	57,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	21.66	70,992,616	71,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	1.83	5,999,130	6,000,000

Total United States Treasury Obligations (cost $290,875,464)	88.74%	$290,879,935

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Light Sweet Crude Oil ( 557 contracts, settlement date June 21, 2010)	1.22%	$3,987,670
Light Sweet Crude Oil ( 345 contracts, settlement date June 22, 2010)	0.65	2,133,450
Brent Crude Oil (895 contracts, settlement date September 15, 2010)	1.94	6,366,460
Heating Oil (823 contracts, settlement date May 28, 2010)	(0.39)	(1,275,107)
Natural Gas (600 contracts, settlement date August 27, 2010)	0.21	687,900
Gasoline RBOB (851 contracts, settlement date October 29, 2010)	(0.22)	(731,615)

Net Unrealized Appreciation on Futures Contracts	3.41%	$11,168,758

Net unrealized appreciation is comprised of unrealized gains of $14,115,901 and unrealized losses of $2,947,143.

See accompanying notes to consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	8.00%	$2,999,985	$3,000,000
U.S. Treasury Bills, 0.65% due January 22, 2009	34.39	12,899,948	12,900,000
U.S. Treasury Bills, 0.03% due January 29, 2009	8.00	2,999,934	3,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	13.33	4,999,165	5,000,000

Total United States Treasury Obligations (cost $23,897,131)	63.72%	$23,899,032

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4 (e)

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Brent Crude Oil (152 contracts, settlement date August 14, 2009)	(21.50)%	$(8,063,500)
Gasoline RBOB (155 contracts, settlement date November 30, 2009)	(5.37)	(2,014,677)
Heating Oil (124 contracts, settlement date May 29, 2009)	(27.68)	(10,380,514)
Light Sweet Crude Oil (158 contracts, settlement date June 22, 2009)	(28.77)	(10,791,030)
Natural Gas (65 contracts, settlement date April 28, 2009)	(7.56)	(2,837,070)

Net Unrealized Depreciation on Futures Contracts	(90.88)%	$(34,086,791)

See accompanying notes to consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Income
Interest Income, net	$223,500	$1,519,113	$1,600,537

Expenses
Management Fee	1,493,885	693,360	270,255
Brokerage Commissions and Fees	111,455	40,165	10,810

Total Expenses	1,605,340	733,525	281,065

Net investment income (loss)	(1,381,840)	785,588	1,319,472

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	(386)	27,744	4,491
Futures	1,525,821	10,497,024	4,944,247

Net realized gain (loss)	1,525,435	10,524,768	4,948,738

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	2,570	(6,930)	8,831
Futures	45,255,549	(42,454,174)	8,367,383

Net change in unrealized gain (loss)	45,258,119	(42,461,104)	8,376,214

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	46,783,554	(31,936,336)	13,324,952

Net Income (Loss)	$45,401,714	$(31,150,748)	$14,644,424

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(208)	167	—

Net Income (Loss) Attributable to PowerShares DB Energy Fund and Subsidiary	$45,401,506	$(31,150,581)	$14,644,424

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(167)	$833	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,093	$833	$37,506,926
Sale of Shares					13,200,000	303,803,286		303,803,286	303,803,286		303,803,286
Redemption of Shares					(2,400,000)	(58,928,214)		(58,928,214)	(58,928,214)		(58,928,214)
Net Income
Net investment loss			(5)	(5)			(1,381,830)	(1,381,830)	(1,381,835)	(5)	(1,381,840)
Net realized gain (loss) on United States Treasury Obligations and Futures			(132)	(132)			1,525,699	1,525,699	1,525,567	(132)	1,525,435
Net change in unrealized gain on United States Treasury Obligations and Futures			345	345			45,257,429	45,257,429	45,257,774	345	45,258,119

Net Income			208	208			45,401,298	45,401,298	45,401,506	208	45,401,714

Balance at December 31, 2009	40	$1,000	$41	$1,041	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,782,671	$1,041	$327,783,712

See accompanying notes to consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$407	$1,407	1,400,000	$35,847,624	$13,383,981	$49,231,605	$49,233,012	$1,000	$49,234,012
Sale of Shares					3,400,000	151,047,676		151,047,676	151,047,676		151,047,676
Redemption of Shares					(3,000,000)	(130,919,996)		(130,919,996)	(130,919,996)		(130,919,996)
Net Loss
Net investment income			14	14			785,542	785,542	785,556	32	785,588
Net realized gain on United States Treasury Obligations and Futures			61	61			10,524,319	10,524,319	10,524,380	388	10,524,768
Net change in unrealized loss on United States Treasury Obligations and Futures			(631)	(631)			(42,459,886)	(42,459,886)	(42,460,517)	(587)	(42,461,104)

Net Loss			(556)	(556)			(31,150,025)	(31,150,025)	(31,150,581)	(167)	(31,150,748)

Distributions of net investment income ($0.44 per Share)			(18)	(18)			(704,000)	(704,000)	(704,018)	—	(704,018)

Balance at December 31, 2008	40	$1,000	$(167)	$833	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,093	$833	$37,506,926

See accompanying notes to consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 3, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000	$1,000	$2,000
Sale of Shares					2,600,000	70,981,614		70,981,614	70,981,614		70,981,614
Redemption of Shares					(1,200,000)	(35,133,990)		(35,133,990)	(35,133,990)		(35,133,990)
Net Income
Net investment income			44	44			1,319,428	1,319,428	1,319,472		1,319,472
Net realized gain on United States Treasury Obligations and Futures			169	169			4,948,569	4,948,569	4,948,738		4,948,738
Net change in unrealized gain on United States Treasury Obligations and Futures			230	230			8,375,984	8,375,984	8,376,214		8,376,214

Net Income			443	443			14,643,981	14,643,981	14,644,424	—	14,644,424

Distributions of net investment income ($0.90 per Share)			(36)	(36)			(1,260,000)	(1,260,000)	(1,260,036)	—	(1,260,036)

Balance at December 31, 2007	40	$1,000	$407	$1,407	1,400,000	$35,847,624	$13,383,981	$49,231,605	$49,233,012	$1,000	$49,234,012

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$45,401,714	$(31,150,748)	$14,644,424
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(888,352,571)	(386,341,745)	(163,221,434)
Proceeds from securities sold and matured	621,597,749	393,714,205	134,784,224
Net accretion of discount on United States Treasury Obligations	(223,897)	(1,356,817)	(1,443,329)
Net realized (gain) loss on United States Treasury Obligations	386	(27,744)	(4,491)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(45,258,119)	42,461,104	(8,376,214)
Change in operating receivables and liabilities:
Management fee payable	193,158	(10,044)	31,370
Other assets	—	2,198	(2,198)
Brokerage fee payable	1,441	29	—

Net cash provided by and (used for) operating activities	(266,640,139)	17,290,438	(23,587,648)

Cash flows from financing activities:
Proceeds from sale of Shares	303,803,286	151,047,676	70,981,614
Redemption of Shares	(58,928,214)	(130,919,996)	(35,133,990)
Cash distributions paid on Shares and General Shares	—	(704,018)	(1,260,036)

Net cash provided by financing activities	244,875,072	19,423,662	34,587,588

Net change in cash held by broker	(21,765,067)	36,714,100	10,999,940
Cash held by broker at beginning of period	47,716,040	11,001,940	2,000

Cash held by broker at end of period	$25,950,973	$47,716,040	$11,001,940

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

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

The Fund does not employ leverage. As of December 31, 2009 and 2008, the Fund had $327,999,666 (or 100%) and $37,528,281 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $18,777,165 (or 5.72%) and $5,997,933 (or 15.98%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB Energy Fund and Subsidiary

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2009, the Fund and the Master Fund incurred Management Fees of $1,493,885, of which $214,484 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $693,360, of which $21,326 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $270,255.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. For the Year Ended December 31, 2009, the Fund and Master Fund incurred brokerage fees of $111,455 of which $1,470 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $40,165 of which $29 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $10,810.

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

PowerShares DB Energy Fund and Subsidiary

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

PowerShares DB Energy Fund and Subsidiary

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2009 and 2008 were holdings of $18,777,165 and $5,997,933, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2009 the Fund held cash of $25,950,973. As of December 31, 2008 the Fund held cash of $47,716,040 of which $34,086,791 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2009 and 2008.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master

PowerShares DB Energy Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2009 and 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $11,168,758 and a net unrealized depreciation position of $34,086,791, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$290,879,935	$23,899,032
Commodity Futures Contracts (Level 1)	$11,168,758	$(34,086,791)

PowerShares DB Energy Fund and Subsidiary

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

PowerShares DB Energy Fund and Subsidiary

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

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold	13,200,000	$303,803,286	3,400,000	$151,047,676	2,600,000	$70,981,614
Shares Redeemed	(2,400,000)	$(58,928,214)	(3,000,000)	$(130,919,996)	(1,200,000)	$(35,133,990)

Net Increase	10,800,000	$244,875,072	400,000	$20,127,680	1,400,000	$35,847,624

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best

PowerShares DB Energy Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

interests of the Fund. As of December 31, 2009 and 2008 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

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

PowerShares DB Energy Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$—	$—	$25.00

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	5.34	(14.25)	10.01
Net investment income (loss)	(0.17)	0.36	1.06

Net income (loss)	5.17	(13.89)	11.07
Distributions of net investment income on Shares	—	(0.44)	(0.90)

Net increase (decrease)	5.17	(14.33)	10.17
Net asset value per Share, beginning of period	$20.84	$35.17	$—

Net asset value per Share, end of period	$26.01	$20.84	$35.17

Market value per Share, beginning of period	$20.09	$35.30	$25.00

Market value per Share, end of period	$26.19	$20.09	$35.30

Ratio to average Shares*
Net investment income (loss)	(0.69)%	0.85%	3.63%
Total expenses	0.80%	0.79%	0.78%
Total Return, at net asset value **	24.81%	(39.49)%	44.28%

Total Return, at market value **	30.36%	(41.84)%	44.80%

*	Percentages are annualized.
**	Percentages are not annualized for the Period Ended December 31, 2007 and are calculated based on initial offering price upon commencement of investment operations of $25.00.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 37 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 38 of this Form 10-K.

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

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $1,493,885 of which $1,279,401 had been paid at December 31, 2009. Management Fees of $214,484 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage fees of $111,455 of which $109,985 had been paid at December 31, 2009. Brokerage fees of $1,470 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $693,360 of which $672,034 had been paid at December 31, 2008. Management Fees of $21,326 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage fees of $40,165 of which $40,136 had been paid at December 31, 2008. Brokerage fees of $29 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $270,255 of which $238,885 had been paid at December 31, 2007. Management Fees of $31,370 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage fees of $10,810 all of which had been paid at December 31, 2007.

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

(a)(1) Financial Statements

See financial statements commencing on page 36 hereof.

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