Form 10-Q
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND; DB SILVER MASTER FUND
filed 2010-05-10
CIK 1367305, 1367306, 1383054, 1383086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of outstanding Shares as of March 31, 2010: 2,000,000 Shares.

POWERSHARES DB SILVER FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $54,487,927 and $122,491,379, respectively)	$54,486,504	$122,492,866
Cash held by broker	12,910,538	8,153,241
Net unrealized depreciation on futures contracts	(1,042,360)	(4,502,560)

Deposits with broker	66,354,682	126,143,547

Total assets	$66,354,682	$126,143,547

Liabilities
Payable for securities purchased	$3,998,584	$—
Management fee payable	45,732	52,554
Brokerage fee payable	1,079	1,622

Total liabilities	4,045,395	54,176

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	246	201

Total General shares	1,246	1,201

Shares:
Paid in capital - 2,000,000 and 4,200,000 redeemable Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	52,095,588	121,084,762
Accumulated earnings	10,211,207	5,002,207

Total Shares	62,306,795	126,086,969

Total shareholders’ equity	62,308,041	126,088,170

Non-controlling interest in consolidated subsidiary - related party	1,246	1,201

Total equity	62,309,287	126,089,371

Total liabilities and equity	$66,354,682	$126,143,547

Net asset value per share
General shares	$31.15	$30.03
Shares	$31.15	$30.02

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United Sates Treasury Obligations
U.S. Treasury Bills, 0.08% due April 1, 2010	6.42%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.105% due April 22, 2010	0.80	499,956	500,000
U.S. Treasury Bills, 0.15% due April 29, 2010	6.42	3,999,532	4,000,000
U.S. Treasury Bills, 0.145% due May 6, 2010	6.42	3,999,456	4,000,000
U.S. Treasury Bills, 0.145% due May 13, 2010	1.60	999,831	1,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	17.65	10,997,316	11,000,000
U.S. Treasury Bills, 0.125% due June 3, 2010	3.21	1,999,486	2,000,000
U.S. Treasury Bills, 0.165% due June 17, 2010	17.65	10,996,590	11,000,000
U.S. Treasury Bills, 0.155% due June 24, 2010	20.86	12,995,905	13,000,000
U.S. Treasury Bills, 0.145% due July 1, 2010	6.42	3,998,432	4,000,000

Total United States Treasury Obligations (cost $54,487,927)	87.45%	$54,486,504

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Silver (713 contracts, settlement date December 28, 2010)	(1.67)%	$(1,042,360)

Net Unrealized Depreciation on Futures Contracts	(1.67)%	$(1,042,360)

Net unrealized depreciation is comprised of unrealized losses of $1,355,590 and unrealized gains of $313,230.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 14, 2010	5.55%	$6,999,958	$7,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	4.36	5,499,928	5,500,000
U.S. Treasury Bills, 0.01% due January 28, 2010	18.25	22,999,517	23,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	3.17	3,999,880	4,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	10.31	12,999,519	13,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	23.00	28,998,231	29,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	5.55	6,999,482	7,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	13.48	16,998,283	17,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	10.31	12,998,648	13,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	3.17	3,999,420	4,000,000

Total United States Treasury Obligations (cost $122,491,379)	97.15%	$122,492,866

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Silver (1,497 contracts, settlement date December 28, 2010)	(3.57)%	$(4,502,560)

Net Unrealized Depreciation on Futures Contracts	(3.57)%	$(4,502,560)

Net unrealized depreciation is comprised of unrealized losses of $4,947,175 and unrealized gains of $444,615.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Income
Interest Income, net	$11,178	$17,652

Expenses
Management Fee	158,215	64,315
Brokerage Commissions and Fees	5,576	5,345

Total Expenses	163,791	69,660

Net investment loss	(152,613)	(52,008)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	128	(151)
Futures	1,904,285	2,209,435

Net realized gain	1,904,413	2,209,284

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(2,910)	(772)
Futures	3,460,200	3,094,595

Net change in unrealized gain	3,457,290	3,093,823

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	5,361,703	5,303,107

Net Income	$5,209,090	$5,251,099

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(45)	(122)

Net Income Attributable to PowerShares DB Silver Fund and Subsidiary	$5,209,045	$5,250,977

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$201	$1,201	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,088,170	$1,201	$126,089,371

Redemption of Shares					(2,200,000)	(68,989,174)		(68,989,174)	(68,989,174)		(68,989,174)

Net Income

Net investment loss			(3)	(3)			(152,607)	(152,607)	(152,610)	(3)	(152,613)

Net realized gain on United States Treasury Obligations and Futures			16	16			1,904,381	1,904,381	1,904,397	16	1,904,413

Net change in unrealized gain on United States Treasury Obligations and Futures			32	32			3,457,226	3,457,226	3,457,258	32	3,457,290

Net Income			45	45			5,209,000	5,209,000	5,209,045	45	5,209,090

Balance at March 31, 2010	40	$1,000	$246	$1,246	2,000,000	$52,095,588	$10,211,207	$62,306,795	$62,308,041	$1,246	$62,309,287

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,591,447	$811	$44,592,258

Sale of Shares					800,000	19,800,634		19,800,634	19,800,634		19,800,634

Redemption of Shares					(400,000)	(9,034,858)		(9,034,858)	(9,034,858)		(9,034,858)

Net Income

Net investment loss			(1)	(1)			(52,006)	(52,006)	(52,007)	(1)	(52,008)

Net realized gain on United States Treasury Obligations and Futures			37	37			2,209,210	2,209,210	2,209,247	37	2,209,284

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			86	86			3,093,651	3,093,651	3,093,737	86	3,093,823

Net Income			122	122			5,250,855	5,250,855	5,250,977	122	5,251,099

Balance at March 31, 2009	40	$1,000	$(67)	$933	2,600,000	$70,665,116	$(10,057,849)	$60,607,267	$60,608,200	$933	$60,609,133

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$5,209,090	$5,251,099
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(62,483,374)	(52,474,234)
Proceeds from securities sold and matured	130,498,180	28,499,844
Net accretion of discount on United States Treasury Obligations	(11,226)	(17,652)
Net realized (gain) loss on United States Treasury Obligations	(128)	151
Net change in unrealized gain on United States Treasury Obligations and futures	(3,457,290)	(3,093,823)
Change in operating receivables and liabilities:
Payable for securities purchased	3,998,584	—
Payable to broker	—	1,538,528
Management fee payable	(6,822)	8,848
Brokerage fee payable	(543)	255

Net cash provided by (used for) operating activities	73,746,471	(20,286,984)

Cash flows from financing activities:
Proceeds from sale of Shares	—	19,800,634
Redemption of Shares	(68,989,174)	(9,034,858)

Net cash provided by (used for) financing activities	(68,989,174)	10,765,776

Net change in cash held by broker	4,757,297	(9,521,208)
Cash held by broker at beginning of period	8,153,241	9,521,208

Cash held by broker at end of period	$12,910,538	$—

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

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

This report covers the three months ended March 31, 2010 and 2009 (hereinafter referred to as the “Three Months Ended March 31, 2010” and the “Three Months Ended March 31, 2009”, respectively).

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

The Fund does not employ leverage. As of March 31, 2010 and December 31, 2009, the Fund had $66,354,682 (or 100%) and $126,143,547 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $4,812,750 (or 7.25%) and $9,094,275 (or 7.21%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). The Index Sponsor is an affiliate of the Trust, the Fund, the Master Trust, the Master Fund and the Managing Owner.

(3) Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements, Wilmington Trust Company, the trustee of the Fund and the Master Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund, the Master Trust and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $158,215 and $64,315, respectively. As of March 31, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $45,732 and $52,554, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $5,576 and $5,345, respectively. As of March 31, 2010 and December 31, 2009, brokerage fees payable were $1,079 and $1,622, respectively.

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

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2010 and December 31, 2009 was $4,812,750 and $9,094,275, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $4,000,000 notional amount of United States Treasury Obligations which was unpaid as of March 31, 2010. As a result, a payable for securities purchased is reported for $3,998,584. There was no amount payable for securities purchased as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2010 and December 31, 2009, the Fund had cash held by the Commodity Broker of $12,910,538 and $8,153,241, respectively. There were no cash equivalents held by the Fund as of March 31, 2010 and December 31, 2009.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation position of $1,042,360 and $4,502,560, respectively.

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

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2010 and 2009.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$54,486,504	$122,492,866

Commodity Futures Contracts (Level 1)	$(1,042,360)	$(4,502,560)

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

There were no Level 2 or Level 3 holdings as of March 31, 2010 and December 31, 2009.

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

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold	—	800,000	$—	$19,800,634
Shares Redeemed	(2,200,000)	(400,000)	(68,989,174)	(9,034,858)

Net Increase/(Decrease)	(2,200,000)	400,000	$(68,989,174)	$10,765,776

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of March 31, 2010 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and the Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$30.02	$20.27
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.18	3.06
Net investment income (loss)	(0.05)	(0.02)

Net income	1.13	3.04
Net asset value per Share, end of period	$31.15	$23.31

Market value per Share, beginning of period	$30.09	$20.46

Market value per Share, end of period	$31.04	$23.27

Ratio to average Net Assets*
Net investment income (loss)	(0.72)%	(0.40)%

Total expenses	0.77%	0.53%

Total Return, at net asset value **	3.76%	15.00%

Total Return, at market value **	3.16%	13.73%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Performance Summary

This report covers the three months ended March 31, 2010 and 2009 (hereinafter referred to as the “Three Months Ended March 31, 2010” and the “Three Months Ended March 31, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBLCI-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2010 and 2009” below provides an overview of the changes in the closing levels of DBLCI-OY SI TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY SI TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY SI TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2010 and 2009

Underlying Index	Aggregate returns for index in the DBLCI-OY SI TR
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
DB Silver Indices	3.96%	15.14%
AGGREGATE RETURN	3.96%	15.14%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $73.7 million and $(20.3) million for the Three Months Ended March 31, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2010, $62.5 million was paid to purchase United States Treasury Obligations and $130.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2009, $52.5 million was paid to purchase United States Treasury Obligations and $28.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $3.5 million and $3.1 million during the Three Months Ended March 31, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(69.0) million and $10.8 million during the Three Months Ended March 31, 2010 and 2009, respectively. No Shares were sold to Authorized Participants during the Three Months Ended March 31, 2010. Cash flow provided by financing activities during the Three Months Ended March 31, 2009 included $19.8 million from the sale of Shares to Authorized Participants.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Diversified Silver Excess Return™ (“DBLCI Diversified SI ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBS”), (ii) the Fund’s NAV (as reflected by the graph “DBSNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBSLIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

MARCH 31, 2010 AND 2009

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Fund Share Price Performance

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 3.16% from $30.09 per Share to $31.04 per Share. The Share price low and high for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $26.64 per Share (-11.47%) on February 8, 2010 to a high of $33.51 per Share (+11.37%) on January 19, 2010.

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share increased 13.73% from $20.46 per Share to $23.27 per Share. The Share price low and high for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $18.91 per Share (-7.58%) on January 14, 2009 to a high of $26.05 per Share (+27.32%) on February 23, 2009.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2010, the net asset value of each Share increased 3.76% from $30.02 per Share to $31.15 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended March 31, 2010 resulted in an overall 3.96% increase in the level of the DBLCI-OY SI TR™.

Net income for the Three Months Ended March 31, 2010 was $5.2 million, resulting from net realized gains of $1.9 million, net unrealized gains of $3.5 million and operating expenses of $0.2 million.

For the Three Months Ended March 31, 2009, the net asset value of each Share increased 15.00% from $20.27 per Share to $23.31 per Share. Strong appreciation in the price of silver futures contracts during the Three Months Ended March 31, 2009 resulted in an overall 15.14% increase in the level of the DBLCI-OY SI TR™.

Net income for the Three Months Ended March 31, 2009 was $5.2 million, resulting from net realized gains of $2.2 million and net unrealized gains of $3.1 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

Commencing December 31, 2009 the Fund computed VaR using the actual historical market movements of the Fund’s total assets, as opposed to the previous methodology of using the historical market movements of the underlying futures contracts in connection with the Index Commodity only. Prior to December 31, 2009, the historical market movements of the underlying futures contracts were used because the actual historical market movements of the Fund were not sufficient.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB Silver Fund	$66,354,682	2.04%	$2,959,405	6

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB Silver Fund	$126,143,547	2.30%	$6,761,904	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of March 31, 2010 relating to the Index Commodity is as follows:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer, and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 8, 2010.

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

For the Three Months Ended March 31, 2010, no Shares were created and 2.2 million Shares were redeemed for $68.9 million. On March 31, 2010, 2.0 million Shares of the Fund were outstanding for a market capitalization of $62.0 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2010	2,200,000	$31.36
Three Months Ended March 31, 2009	400,000	$22.59

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Silver Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Silver Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: May 10, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1