Form 10-Q
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND; POWERSHARES DB AGRICULTURE FUND
filed 2010-05-10
CIK 1367305, 1367306, 1383081, 1383082

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

Indicate the number of outstanding Shares as of March 31, 2010: 96,200,000 Shares.

POWERSHARES DB AGRICULTURE FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $2,315,643,941 and $2,246,775,677, respectively)	$2,315,579,364	$2,246,810,796
Cash held by broker	192,783,353	241,997,015
Net unrealized appreciation (depreciation) on futures contracts	(144,267,855)	28,799,279

Deposits with broker	2,364,094,862	2,517,607,090

Total assets	$2,364,094,862	$2,517,607,090

Liabilities
Payable to broker	$197,019	$325,628
Payable for securities purchased	30,989,029	—
Management fee payable	1,721,527	1,569,426
Brokerage fee payable	3,308	10,197

Total liabilities	32,910,883	1,905,251

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings (deficit)	(31)	57

Total General shares	969	1,057

Shares:
Paid in capital - 96,200,000 and 95,200,000 redeemable Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,834,202,662	2,798,734,352
Accumulated deficit	(503,020,621)	(283,034,627)

Total Shares	2,331,182,041	2,515,699,725

Total shareholders’ equity	2,331,183,010	2,515,700,782

Non-controlling interest in consolidated subsidiary—related party	969	1,057

Total equity	2,331,183,979	2,515,701,839

Total liabilities and equity	$2,364,094,862	$2,517,607,090

Net asset value per share
General shares	$24.23	$26.43
Shares	$24.23	$26.43

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due April 1, 2010	1.33%	$31,000,000	$31,000,000
U.S. Treasury Bills, 0.11% due April 8, 2010	31.40	731,986,092	732,000,000
U.S. Treasury Bills, 0.135% due April 15, 2010	5.53	128,992,131	129,000,000
U.S. Treasury Bills, 0.105% due April 22, 2010	4.46	103,890,857	103,900,000
U.S. Treasury Bills, 0.15% due April 29, 2010	8.49	197,976,834	198,000,000
U.S. Treasury Bills, 0.145% due May 6, 2010	7.42	172,976,472	173,000,000
U.S. Treasury Bills, 0.145% due May 13, 2010	9.22	214,963,665	215,000,000
U.S. Treasury Bills, 0.13% due May 20, 2010	4.59	106,978,921	107,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	3.60	83,979,504	84,000,000
U.S. Treasury Bills, 0.125% due June 3, 2010	1.29	29,992,290	30,000,000
U.S. Treasury Bills, 0.15% due June 10, 2010	5.58	129,964,120	130,000,000
U.S. Treasury Bills, 0.165% due June 17, 2010	12.95	301,906,380	302,000,000
U.S. Treasury Bills, 0.155% due June 24, 2010	2.14	49,984,250	50,000,000
U.S. Treasury Bills, 0.145% due July 1, 2010	1.33	30,987,848	31,000,000

Total United States Treasury Obligations (cost $2,315,643,941)	99.33%	$2,315,579,364

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Feeder Cattle (1,599 contracts, settlement date May 27, 2010)	0.30%	$6,938,387
Feeder Cattle (481 contracts, settlement date August 26, 2010)	0.05	1,246,325
Cocoa (8,450 contracts, settlement date May 13, 2010)	(0.48)	(11,211,100)
Coffee (5,047 contracts, settlement date May 18, 2010)	0.21	4,969,481
Corn (7,318 contracts, settlement date December 14, 2010)	(0.81)	(18,840,275)
Corn (4,608 contracts, settlement date March 14, 2011)	(0.15)	(3,481,788)
Cotton (1,881 contracts, settlement date May 6, 2010)	0.41	9,478,195
Lean Hogs (4,099 contracts, settlement date June 14, 2010)	0.23	5,388,380
Lean Hogs (2,726 contracts, settlement date July 15, 2010)	0.09	2,109,320
Live Cattle (5,399 contracts, settlement date June 30, 2010)	0.40	9,277,010
Live Cattle (3,391 contracts, settlement date August 31, 2010)	0.06	1,440,410
Mill Wheat (1,127 contracts, settlement date May 10, 2010)	0.01	147,521
Red Wheat (1,859 contracts, settlement date July 14, 2010)	(0.49)	(11,379,350)
Red Wheat (557 contracts, settlement date December 14, 2010)	(0.11)	(2,504,650)
Soybeans (3,523 contracts, settlement date November 12, 2010)	(0.02)	(496,087)
Soybeans (1,897 contracts, settlement date January 14, 2011)	(0.50)	(11,603,600)
Soybean Meal (1,596 contracts, settlement date December 14, 2010)	(0.15)	(3,407,730)
Soybean Oil (1,676 contracts, settlement date December 14, 2010)	(0.08)	(1,784,514)
Sugar (13,841 contracts, settlement date June 30, 2010)	(1.39)	(32,436,454)
Wheat (1,859 contracts, settlement date July 14, 2010)	(0.95)	(22,194,662)
Wheat (557 contracts, settlement date December 14, 2010)	(0.10)	(2,279,837)
Wheat KCB (4,999 contracts, settlement date July 14, 2010)	(2.64)	(61,636,975)
Wheat KCB (471 contracts, settlement date December 14, 2010)	(0.09)	(2,005,862)

Net Unrealized Depreciation on Futures Contracts	(6.20)%	$(144,267,855)

Net unrealized depreciation is comprised of unrealized losses of $186,211,708 and unrealized gains of $41,943,853.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	22.50%	$565,999,434	$566,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	5.13	128,999,226	129,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	4.49	112,898,532	112,900,000
U.S. Treasury Bills, 0.01% due January 28, 2010	7.87	197,995,842	198,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	5.24	131,996,040	132,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	10.33	259,990,380	260,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	5.05	126,996,063	127,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	4.53	113,993,046	114,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	2.19	54,995,930	55,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	6.76	169,986,060	170,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	12.40	311,968,488	312,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	1.99	49,994,800	50,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	0.83	20,996,955	21,000,000

Total United States Treasury Obligations (cost $2,246,775,677)	89.31%	2,246,810,796

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Feeder Cattle (1,599 contracts, settlement date March 25, 2010)	0.05%	$1,344,587
Feeder Cattle (510 contracts, settlement date April 29, 2010)	0.03	624,337
Cocoa (8,460 contracts, settlement date March 16, 2010)	0.02	459,760
Coffee (5,065 contracts, settlement date March 19, 2010)	(0.57)	(14,242,950)
Corn (4,760 contracts, settlement date March 12, 2010)	(0.18)	(4,610,213)
Corn (7,561 contracts, settlement date December 14, 2010)	0.18	4,490,125
Cotton (1,903 contracts, settlement date March 9, 2010)	0.17	4,246,025
Lean Hog (4,099 contracts, settlement date February 12, 2010)	0.16	4,082,450
Lean Hog (3,696 contracts, settlement date April 15, 2010)	0.10	2,604,310
Live Cattle (5,399 contracts, settlement date February 26, 2010)	(0.08)	(1,933,690)
Live Cattle (3,311 contracts, settlement date April 30, 2010)	0.04	959,150
Mill Wheat (761 contracts, settlement date March 10, 2010)	0.00	30,166
Red Wheat (1,945 contracts, settlement date July 14, 2010)	(0.22)	(5,649,550)
Red Wheat (583 contracts, settlement date December 14, 2010)	(0.02)	(415,987)
Soybean (3,640 contracts, settlement date November 12, 2010)	0.68	17,085,525
Soybean (1,960 contracts, settlement date January 14, 2011)	(0.12)	(2,901,025)
Soybean Meal (1,553 contracts, settlement date December 14, 2010)	(0.06)	(1,412,080)
Soybean Oil (1,276 contracts, settlement date December 14, 2010)	0.01	194,664
Sugar (13,697 contracts, settlement date June 30, 2010)	3.09	77,700,862
Wheat (1,945 contracts, settlement date July 14, 2010)	(0.55)	(13,848,362)
Wheat (583 contracts, settlement date December 14, 2010)	0.01	320,375
Wheat KCB (4,999 contracts, settlement date July 14, 2010)	(1.59)	(40,016,300)
Wheat KCB (420 contracts, settlement date December 14, 2010)	(0.01)	(312,900)

Net Unrealized Appreciation on Futures Contracts	1.14%	$28,799,279

Net unrealized appreciation is comprised of unrealized gains of $116,774,303 and unrealized losses of $87,975,024.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Income
Interest Income, net	$372,617	$336,763

Expenses
Management Fee	5,235,667	2,203,731
Brokerage Commissions and Fees	452,431	250,129

Total Expenses	5,688,098	2,453,860

Net investment loss	(5,315,481)	(2,117,097)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Transactions
Net Realized Gain (Loss) on
United States Treasury Obligations	898	(4,997)
Futures	(41,441,493)	(5,764,053)
Foreign Currency Transactions	(63,481)	—

Net realized loss	(41,504,076)	(5,769,050)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(99,696)	2,157
Futures	(173,067,134)	(62,725,263)
Foreign Currency Transactions	217	—

Net change in unrealized loss	(173,166,613)	(62,723,106)

Net realized and net change in unrealized loss on United States Treasury Obligations, Futures and Foreign Currency Transactions	(214,670,689)	(68,492,156)

Net Loss	$(219,986,170)	$(70,609,253)

Less: net loss attributed to the non-controlling interest in consolidated subsidiary - related party	88	61

Net Loss Attributable to PowerShares DB Agriculture Fund and Subsidiary	$(219,986,082)	$(70,609,192)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$57	$1,057	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,700,782	$1,057	$2,515,701,839

Sale of Shares					10,800,000	283,303,252		283,303,252	283,303,252		283,303,252

Redemption of Shares					(9,800,000)	(247,834,942)		(247,834,942)	(247,834,942)		(247,834,942)

Net Loss

Net investment loss			(2)	(2)			(5,315,477)	(5,315,477)	(5,315,479)	(2)	(5,315,481)

Net realized loss on United States Treasury Obligations,

Futures and Foreign Currency Transactions			(16)	(16)			(41,504,044)	(41,504,044)	(41,504,060)	(16)	(41,504,076)

Net change in unrealized loss on United States Treasury Obligations, Futures and Foreign Currency Transactions			(70)	(70)			(173,166,473)	(173,166,473)	(173,166,543)	(70)	(173,166,613)

Net Loss			(88)	(88)			(219,985,994)	(219,985,994)	(219,986,082)	(88)	(219,986,170)

Balance at March 31, 2010	40	$1,000	$(31)	$969	96,200,000	$2,834,202,662	$(503,020,621)	$2,331,182,041	$2,331,183,010	$969	$2,331,183,979

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$38	$1,038	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,895,615	$1,038	$1,063,896,653

Sale of Shares					27,400,000	676,566,474		676,566,474	676,566,474		676,566,474

Redemption of Shares					(600,000)	(13,928,290)		(13,928,290)	(13,928,290)		(13,928,290)

Net Loss

Net investment loss			(2)	(2)			(2,117,093)	(2,117,093)	(2,117,095)	(2)	(2,117,097)

Net realized loss on United States Treasury Obligations and Futures			(5)	(5)			(5,769,040)	(5,769,040)	(5,769,045)	(5)	(5,769,050)

Net change in unrealized loss on United States Treasury Obligations and Futures			(54)	(54)			(62,722,998)	(62,722,998)	(62,723,052)	(54)	(62,723,106)

Net Loss			(61)	(61)			(70,609,131)	(70,609,131)	(70,609,192)	(61)	(70,609,253)

Balance at March 31, 2009	40	$1,000	$(23)	$977	67,800,000	$2,054,441,830	$(398,518,200)	$1,655,923,630	$1,655,924,607	$977	$1,655,925,584

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Loss	$(219,986,170)	$(70,609,253)
Adjustments to reconcile net loss to net cash used for operating activities:
Cost of securities purchased	(2,312,384,988)	(1,610,325,648)
Proceeds from securities sold and matured	2,243,890,994	474,883,456
Net accretion of discount on United States Treasury Obligations	(373,372)	(343,114)
Net realized (gain) loss on United States Treasury Obligations	(898)	4,997
Net change in unrealized loss on United States Treasury Obligations and futures	173,166,830	62,723,106
Change in operating receivables and liabilities:
Payable for securities purchased	30,989,029	23,993,200
Payable to broker	(128,609)
Management fee payable	152,101	205,555
Brokerage fee payable	(6,889)	(9,162)

Net cash used for operating activities	(84,681,972)	(1,119,476,863)

Cash flows from financing activities:
Proceeds from sale of Shares	283,303,252	652,142,824
Redemption of Shares	(247,834,942)	(13,928,290)

Net cash provided by financing activities	35,468,310	638,214,534

Net change in cash held by broker	(49,213,662)	(481,262,329)
Cash held by broker at beginning of period	241,997,015	732,849,487

Cash held by broker at end of period	$192,783,353	$251,587,158

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

(1) Organization

PowerShares DB Agriculture Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Agriculture Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series, were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund does not employ leverage. As of March 31, 2010 and December 31, 2009, the Fund had $2,364,094,862 (or 100%) and $2,517,607,090 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $162,239,561 (or 6.86%) and $165,055,931 (or 6.56%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $5,235,667 and $2,203,731, respectively. As of March 31, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $1,721,527 and $1,569,426 respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $452,431 and $250,129, respectively. As of March 31, 2010 and December 31, 2009, brokerage fees payable were $3,308 and $10,197, respectively.

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

March 31, 2010

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances, and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

as of March 31, 2010 and December 31, 2009 were holdings of $162,239,561 and $165,055,931, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $31,000,000 notional amount of United States Treasury Obligations which was unpaid as of March 31, 2010. As a result a payable for securities purchased is reported for $30,989,029. There was no amount payable for securities purchased as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2010, the Fund had cash held by the Commodity Broker of $192,783,353 of which $144,267,855 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $241,997,015. There were no cash equivalents held by the Fund as of March 31, 2010 and December 31, 2009.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation position of $144,267,855 and a net unrealized appreciation position of $28,799,279, respectively.

(i) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. Effective January 4, 2010, the Management Fee payable by the Master Fund was increased from 0.75% to 0.85% per annum of the daily net asset value of the Master Fund.

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$2,315,579,364	$2,246,810,796

Commodity Futures Contracts (Level 1)	$(144,267,855)	$28,799,279

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Shares Sold	10,800,000	27,400,000	$283,303,252	$676,566,474

Shares Redeemed	(9,800,000)	(600,000)	(247,834,942)	(13,928,290)

Net Increase	1,000,000	26,800,000	$35,468,310	$662,638,184

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$26.43	$25.95

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Transactions	(2.15)	(1.49)
Net investment income (loss)	(0.05)	(0.04)

Net income (loss)	(2.20)	(1.53)
Net asset value per Share, end of period	$24.23	$24.42

Market value per Share, beginning of period	$26.44	$26.18

Market value per Share, end of period	$24.22	$24.49

Ratio to average Net Assets*
Net investment income (loss)	(0.86)%	(0.71)%

Total expenses	0.92%	0.83%

Total Return, at net asset value **	(8.32)%	(5.90)%

Total Return, at market value **	(8.40)%	(6.46)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on January 18, 1989* (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	12.50
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

*	From January 3, 2007 (commencement of investment operations) to October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”). As of December 2, 1988, the base date of the DBLCI-OY Agriculture ER™, the index base weights of each commodity was: Corn 25.00%, Wheat 25.00%, Soybeans 25.00%, Sugar 25.00%. Accordingly, the closing level on the base date was 100.00%.

The following table reflects the Fund weights of each Index Commodity as of March 31, 2010:

Index Commodity	Fund Weight (%)
Corn	9.77
Soybeans	14.15
Wheat	5.50
Kansas City Wheat	5.60
Sugar	11.00
Cocoa	10.78
Coffee	11.07
Cotton	3.26
Live Cattle	14.02
Feeder Cattle	5.07
Lean Hogs	9.78

Closing Level as of March 31, 2010:	100.00

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

Contract Selection (the Non-OY Commodities only)

On the first Index Business Day of each month, a new Non-OY Commodity futures contract will be selected to replace the old Non-OY Commodity futures contract. The new Non-OY Commodity futures contract selected is as provided in the following schedule:

Contract	Exchange (Symbol)	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
Cocoa	ICE-US (CC)	H	K	K	N	N	U	U	Z	Z	Z	H	H
Coffee	ICE-US (KC)	H	K	K	N	N	U	U	Z	Z	Z	H	H
Cotton	ICE-US (CT)	H	K	K	N	N	Z	Z	Z	Z	Z	H	H
Live Cattle	CME (LC)	J	J	M	M	Q	Q	V	V	Z	Z	G	G
Feeder Cattle	CME (FC)	H	J	K	Q	Q	Q	U	V	X	F	F	H
Lean Hogs	CME (LH)	J	J	M	M	N	Q	V	V	Z	Z	G	G

Month Letter Codes
Month	Letter Code
January	F
February	G
March	H
April	J
May	K
June	M
July	N
August	Q
September	U
October	V
November	X
December	Z

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the agriculture sector. The Deutsche Bank Liquid Commodity Index Diversified Agriculture Total Return™ (the “DBLCI Diversified Agriculture TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. (Because the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) from January 3, 2007 (commencement of investment operations) to October 19, 2009, references to the DBLCI-OY Agriculture TR™ and the DBLCI Diversified Agriculture TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2010 and Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2009” below provides an overview of the changes in the closing levels of DBLCI Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method (only with respect to the OY Index Commodities) with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the

Three Months Ended March 31, 2010 and Summary of DBLCI-OY Agriculture TR™ and

Underlying Index Commodity Returns for the Three Months Ended March 31, 2009

Underlying Index	AGGREGATE RETURNS FOR INDEX IN THE DBLCI DIVERSIFIED AGRICULTURE TR™**
Three Months Ended March 31, 2010
DB Corn Indices	(14.61)%
DB Soybean Indices	(9.47)%
DB Wheat Indices	(18.00)%
DB Kansas City Wheat Indices	(15.43)%
DB Sugar Indices	(28.26)%
DB Cocoa Indices	(10.74)%
DB Coffee Indices	(1.24)%
DB Cotton Indices	4.24%
DB Live Cattle Indices	5.75%
DB Feeder Cattle Indices	14.57%
DB Lean Hogs Indices	6.41%

AGGREGATE RETURNS	(8.37)%

AGGREGATE RETURNS FOR INDEXES IN THE DBLCI-OY AGRICULTURE TR™**
Underlying Index	Three Months Ended March 31, 2009
DB Corn Indices	(3.44)%
DB Wheat Indices	(13.96)%
DB Soybean Indices	(11.35)%
DB Sugar Indices	5.34%

AGGREGATE RETURN	(6.07)%

**	During the period from January 3, 2007 to October 19, 2009, the Fund tracked the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return. Commencing October 19, 2009, the Fund began to track the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™. In doing so, the Fund added Cocoa, Coffee, Cotton, Feeder Cattle, Kansas City Wheat, Lean Hogs and Live Cattle in addition to the four commodities the Fund initially tracked in order to permit the Fund to continue its objective of tracking an index designed to reflect the performance of the agriculture sector and to facilitate and ensure future compliance with speculative position limits.

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

Operating Activities

Net cash flow used for operating activities was $84.7 million and $1,119.5 million for the Three Months Ended March 31, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2010, $2,312.4 million was paid to purchase United States Treasury Obligations and $2,243.9 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2009, $1,610.3 million was paid to purchase United States Treasury Obligations and $474.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $173.2 million and by $62.7 million during the Three Months Ended March 31, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $35.5 million and $638.2 million during the Three Months Ended March 31, 2010 and 2009, respectively. This included $283.3 million and $652.1 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2010 and 2009, respectively.

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

During the period from January 3, 2007 (commencement of investment operations) to October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. Commencing October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (“DBLCI Diversified Agriculture ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (the “Index Commodities”). The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin. Therefore, with respect to the above graph For the Three Months Ended March 31, 2009, DBAGIX reflects DBLCI-OY Agriculture ER™.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD JANUARY 1989 THROUGH SEPTEMBER 2009, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Fund Share Price Performance

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share decreased 8.40% from $26.44 per Share to $24.22 per Share. The Share price high and low for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $27.01 per Share (+2.16%) on January 6, 2010, to a low of $24.04 per Share (-9.08%) on March 26, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2010, the net asset value of each Share decreased 8.32% from $26.43 per Share to $24.23 per Share. A decrease in futures contract prices for sugar, wheat, Kansas wheat, corn, soybean, cocoa and coffee was partially offset by increases in the futures contract prices of feeder cattle, lean hogs, live cattle and cotton during the Three Months Ended March 31, 2010, resulting in an overall 8.37% decrease in the level of the DBLCI Diversified Agriculture TR™1 .

Net loss for the Three Months Ended March 31, 2010 was $220.0 million, resulting from $0.4 million of interest income, net realized loss of $41.5 million, net unrealized loss of $173.2 million and operating expenses of $5.7 million.

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

The Fund and the Master Fund have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. While the Fund’s and the

[1]

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

Value at risk (VaR) is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Va R or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB Agriculture Fund	$2,364,094,862	1.28%	$69,519,462	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB Agriculture Fund	$2,517,607,090	1.45%	$85,045,979	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2010 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer, and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010.

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

For the Three Months Ended March 31, 2010, 10.8 million Shares were created for $283.3 million and 9.8 million Shares were redeemed for $247.8 million. On March 31, 2010, 96.2 million Shares of the Fund were outstanding for a market capitalization of $2,330.0 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2010	9,800,000	$25.29
Three Months Ended March 31, 2009	600,000	$23.21

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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