Form 10-Q
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB BASE METALS MASTER FUND; POWERSHARES DB BASE METALS FUND
filed 2010-05-10
CIK 1367305, 1367306, 1383083, 1383084

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2010: 22,600,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2010

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $464,930,033 and $531,954,120, respectively)	$464,918,085	$531,965,141
Cash held by broker (restricted $40,483,427 and $30,664,456, respectively)	40,483,427	30,664,456
Net unrealized appreciation on futures contracts	70,563,444	149,256,969

Deposits with broker	575,964,956	711,886,566

Total assets	$575,964,956	$711,886,566

Liabilities
Payable to broker	$11,309,206	$71,824,777
Payable for securities purchased	56,979,828	—
Management fee payable	307,045	371,745
Brokerage fee payable	1,938	6,983

Total liabilities	68,598,017	72,203,505

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated defecit	(102)	(99)

Total General shares	898	901

Shares:
Paid in capital - 22,600,000 and 28,400,000 redeemable Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	398,149,516	507,550,326
Accumulated earnings	109,215,627	132,130,933

Total Shares	507,365,143	639,681,259

Total shareholders’equity	507,366,041	639,682,160

Non-controlling interest in consolidated subsidiary - related party	898	901

Total equity	507,366,939	639,683,061

Total liabilities and equity	$575,964,956	$711,886,566

Net asset value per share
General shares	$22.45	$22.53
Shares	$22.45	$22.52

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due April 1, 2010	11.24%	$57,000,000	$57,000,000
U.S. Treasury Bills, 0.11% due April 8, 2010	7.29	36,999,297	37,000,000
U.S. Treasury Bills, 0.135% due April 15, 2010	4.73	23,998,536	24,000,000
U.S. Treasury Bills, 0.105% due April 22, 2010	8.47	42,996,216	43,000,000
U.S. Treasury Bills, 0.15% due April 29, 2010	6.80	34,495,963	34,500,000
U.S. Treasury Bills, 0.145% due May 6, 2010	13.20	66,990,888	67,000,000
U.S. Treasury Bills, 0.145% due May 13, 2010	4.24	21,496,367	21,500,000
U.S. Treasury Bills, 0.13% due May 20, 2010	1.18	5,998,818	6,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	0.59	2,999,268	3,000,000
U.S. Treasury Bills, 0.125% due June 3, 2010	0.30	1,499,614	1,500,000
U.S. Treasury Bills, 0.15% due June 10, 2010	5.12	25,992,824	26,000,000
U.S. Treasury Bills, 0.165% due June 17, 2010	7.88	39,987,600	40,000,000
U.S. Treasury Bills, 0.155% due June 24, 2010	9.36	47,485,038	47,500,000
U.S. Treasury Bills, 0.145% due July 1, 2010	11.23	56,977,656	57,000,000

Total United States Treasury Obligations (cost $464,930,033)	91.63%	$464,918,085

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

	Percentage of Net Assets	Fair Value
Description
Unrealized Appreciation on Futures Contracts
Aluminum (2,938 contracts, settlement date November 15, 2010)	3.87%	$19,651,600
Copper (909 contracts, settlement date March 14, 2011)	5.69	28,839,625
Zinc (2,749 contracts, settlement date May 17, 2010)	4.35	22,072,219

Net Unrealized Appreciation on Futures Contracts	13.91%	$70,563,444

Net unrealized appreciation is comprised of unrealized gains of $72,721,700 and unrealized losses of $2,158,256.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

	Percentage of Net Assets	Fair Value	Face Value
Description
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	1.56%	$9,999,990	$10,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	3.13	19,999,880	20,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	6.72	42,999,441	43,000,000
U.S. Treasury Bills, 0.01% due January 28, 2010	2.89	18,499,611	18,500,000
U.S. Treasury Bills, 0.025% due February 4, 2010	9.22	58,998,230	59,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	6.64	42,498,428	42,500,000
U.S. Treasury Bills, 0.065% due February 18, 2010	0.94	5,999,814	6,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	12.04	76,995,303	77,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	14.77	94,493,007	94,500,000
U.S. Treasury Bills, 0.05% due March 11, 2010	3.28	20,998,278	21,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	5.63	35,996,364	36,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	7.43	47,495,060	47,500,000
U.S. Treasury Bills, 0.11% due April 1, 2010	8.91	56,991,735	57,000,000

Total United States Treasury Obligations (cost $531,954,120)	83.16%	$531,965,141

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

	Percentage of Net Assets	Fair Value
Description
Unrealized Appreciation on Futures Contracts
Aluminum (3,693 contracts, settlement date November 15, 2010)	4.11%	$26,288,656
Copper (1,150 contracts, settlement date March 15, 2010)	9.15	58,540,481
Zinc (3,455 contracts, settlement date May 17, 2010)	10.07	64,427,832

Net Unrealized Appreciation on Futures Contracts	23.33%	$149,256,969

Net unrealized appreciation is comprised of unrealized gains of $149,416,350 and unrealized losses of $159,381.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Income
Interest Income, net	$72,350	$12,595

Expenses
Management Fee	1,002,652	101,497
Brokerage Commissions and Fees	11,106	4,360

Total Expenses	1,013,758	105,857

Net investment loss	(941,408)	(93,262)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,400	(600)
Futures	56,741,190	(17,229,188)

Net realized gain (loss)	56,742,590	(17,229,788)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(22,969)	6,063
Futures	(78,693,525)	23,844,288

Net change in unrealized gain (loss)	(78,716,494)	23,850,351

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(21,973,904)	6,620,563

Net Income (Loss)	$(22,915,312)	$6,527,301

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	3	(41)

Net Income (Loss) Attributable to PowerShares DB Base Metals Fund and Subsidiary	$(22,915,309)	$6,527,260

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(99)	$901	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,682,160	$901	$639,683,061
Sale of Shares					4,200,000	89,693,932		89,693,932	89,693,932		89,693,932
Redemption of Shares					(10,000,000)	(199,094,742)		(199,094,742)	(199,094,742)		(199,094,742)
Net Loss
Net investment loss			(2)	(2)			(941,404)	(941,404)	(941,406)	(2)	(941,408)
Net realized gain on United States Treasury Obligations and Futures			84	84			56,742,422	56,742,422	56,742,506	84	56,742,590
Net change in unrealized loss on United States Treasury Obligations and Futures			(85)	(85)			(78,716,324)	(78,716,324)	(78,716,409)	(85)	(78,716,494)

Net Loss			(3)	(3)			(22,915,306)	(22,915,306)	(22,915,309)	(3)	(22,915,312)

Balance at March 31, 2010	40	$1,000	$(102)	$898	22,600,000	$398,149,516	$109,215,627	$507,365,143	$507,366,041	$898	$507,366,939

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(523)	$477	2,800,000	$95,254,196	$(61,833,728)	$33,420,468	$33,420,945	$477	$33,421,422
Sale of Shares					6,600,000	81,293,674		81,293,674	81,293,674		81,293,674
Redemption of Shares					(400,000)	(4,639,152)		(4,639,152)	(4,639,152)		(4,639,152)
Net Income
Net investment loss			(1)	(1)			(93,260)	(93,260)	(93,261)	(1)	(93,262)
Net realized loss on United States Treasury Obligations and Futures			(157)	(157)			(17,229,474)	(17,229,474)	(17,229,631)	(157)	(17,229,788)
Net change in unrealized gain on United States Treasury Obligations and Futures			199	199			23,849,953	23,849,953	23,850,152	199	23,850,351

Net Income			41	41			6,527,219	6,527,219	6,527,260	41	6,527,301

Balance at March 31, 2009	40	$1,000	$(482)	$518	9,000,000	$171,908,718	$(55,306,509)	$116,602,209	$116,602,727	$518	$116,603,245

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income (Loss)	$(22,915,312)	$6,527,301
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(407,897,870)	(102,955,608)
Proceeds from securities sold and matured	474,996,572	33,999,138
Net accretion of discount on United States Treasury Obligations	(73,215)	(13,527)
Net realized (gain) loss on United States Treasury Obligations	(1,400)	600
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	78,716,494	(23,850,351)
Increase in restricted cash	(9,818,971)	—
Change in operating receivables and liabilities:
Payable for securities purchased	56,979,828	—
Payable to broker	(60,515,571)	—
Management fee payable	(64,700)	26,569
Brokerage fee payable	(5,045)	(458)

Net cash provided by (used for) operating activities	109,400,810	(86,266,336)

Cash flows from financing activities:
Proceeds from sale of Shares	89,693,932	81,293,674
Redemption of Shares	(199,094,742)	(4,639,152)

Net cash provided by (used for) financing activities	(109,400,810)	76,654,522

Net change in cash held by broker	—	(9,611,814)
Unrestricted cash held by broker at beginning of period	—	30,952,245

Unrestricted cash held by broker at end of period	$—	$21,340,431

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

The Fund does not employ leverage. As of March 31, 2010 and December 31, 2009, the Fund had $575,964,956 (or 100%) and $711,886,566 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $37,850,827 (or 6.57%) and $48,620,958 (or 6.83%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $1,002,652 and $101,497, respectively. As of March 31, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $307,045 and $371,745, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $11,106 and $4,360, respectively. As of March 31, 2010 and December 31, 2009, brokerage fees payable were $1,938 and $6,983, respectively.

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

March 31, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2010 and December 31, 2009 was $37,850,827 and $48,620,958, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $57,000,000 notional amount of United States Treasury Obligations which was unpaid as of March 31, 2010. As a result a payable for securities purchased is recorded for $56,979,828. There was no payable for securities purchased as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2010, the Fund had $40,483,427 of cash held by the Commodity Broker all of which was restricted. As of December 31, 2009, the Fund had $30,664,456 of cash held by the Commodity Broker, all of which were restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange in which cash is not accessible until the settled futures contracts expire. There were no cash equivalents held by the Fund as of March 31, 2010 and December 31, 2009.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of March 31, 2010, the futures contracts held by the Fund were in an unrealized appreciation position of $70,563,444 of which the Fund utilized $11,309,206 to purchase United States Treasury Obligations. No net interest expense was incurred as unrealized appreciation on open positions of futures contracts exceeded the payable to broker by $59,254,238. As of December 31,

PowerShares DB Base Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

2009, the futures contracts held by the Fund were in an unrealized appreciation position of $149,256,969 of which the Fund utilized $71,824,777 to purchase United States Treasury Obligations. No net interest expense was incurred as unrealized appreciation on open positions of futures contracts exceeded the payable to broker by $77,432,192.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $70,563,444 and $149,256,969, respectively.

(j) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(k) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2010 and 2009 .

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

March 31, 2010

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$464,918,085	$531,965,141
Commodity Futures Contracts (Level 1)	$70,563,444	$149,256,969

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold	4,200,000	6,600,000	$89,693,932	$81,293,674
Shares Redeemed	(10,000,000)	(400,000)	(199,094,742)	(4,639,152)

Net Increase/ (Decrease)	(5,800,000)	6,200,000	$(109,400,810)	$76,654,522

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

March 31, 2010

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$22.52	$11.94
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.03)	1.04
Net investment income (loss)	(0.04)	(0.02)

Net income (loss)	(0.07)	1.02
Net asset value per Share, end of period	$22.45	$12.96

Market value per Share, beginning of period	$22.50	$11.91

Market value per Share, end of period	$22.51	$13.19

Ratio to average Net Assets*
Net investment income (loss)	(0.71)%	(0.67)%
Total expenses	0.76%	0.76%

Total Return, at net asset value **	(0.31)%	8.54%

Total Return, at market value **	0.04%	10.75%

*	Percentages are annualized.
**	Percentages are not annualized.

PowerShares DB Base Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Aluminum	33.33
Zinc	33.33
Copper-Grade A	33.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of March 31, 2010:

Index Commodity	Fund Weight (%)
Aluminum	33.84
Zinc	31.60
Copper-Grade A	34.56

Closing Level as of March 31, 2010:	100.00

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

Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2010 and 2009

Underlying Index	Aggregate returns for indexes in the DBLCI-OY Industrial Metals TR™
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
DB Aluminum Indices	2.90%	(11.33)%
DB Zinc Indices	(8.22)%	7.11%
DB Copper—Grade A Indices	5.32%	30.23%
AGGREGATE RETURN	(0.13)%	8.65%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $109.4 million and $(86.3) million for the Three Months Ended March 31, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2010, $407.9 million was paid to purchase United States Treasury Obligations and $475.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2009, $103.0 million was paid to purchase United States Treasury Obligations and $34.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $78.7 million and increased by $23.9 million during the Three Months Ended March 31, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(109.4) million and $76.7 million during the Three Months Ended March 31, 2010 and 2009, respectively. This included $89.7 million and $81.3 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (“DBLCI-OY Industrial Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBB”), (ii) the Fund’s NAV (as reflected by the graph “DBBNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBBMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceed the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not the Index Commodities as proxies for Index Commodities. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodities as proxies for Index Commodities could cause changes in the net asset value per share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Fund Share Price Performance

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 0.04% from $22.50 per Share to $22.51 per Share. The Share price low and high for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $18.83 per Share (-16.31%) on February 5, 2010 to a high of $23.80 per Share (+5.78%) on January 6, 2010.

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share increased 10.75% from $11.91 per Share to $13.19 per Share. The Share price low and high for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $10.95 per Share (-8.06%) on February 23, 2009 to a high of $13.33 per Share (+11.92%) on March 26, 2009.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2010, the net asset value of each Share decreased 0.31% from $22.52 per Share to $22.45 per Share. A decrease in the futures contract prices for zinc was partially offset by rising prices for copper and aluminum during the Three Months Ended March 31, 2010 resulting in an overall 0.13% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Three Months Ended March 31, 2010 was $22.9 million, resulting from $0.1 million of interest income, net realized gains of $56.7 million and unrealized losses of $78.7 million, and operating expenses of $1.0 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB Base Metals Fund	$575,964,956	1.97%	$23,290,855	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB Base Metals Fund	$711,886,566	2.12%	$31,592,765	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

For the Three Months Ended March 31, 2010, 4.2 million Shares were created for $89.7 million and 10.0 million Shares were redeemed for $199.1 million. On March 31, 2010, 22.6 million Shares of the Fund were outstanding for a market capitalization of $508.7 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2010	10,000,000	$19.91
Three Months Ended March 31, 2009	400,000	$11.60

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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