Form 10-Q
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund; DB Oil Master Fund
filed 2010-05-10
CIK 1367305, 1367306, 1383058, 1383060

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
Yes ☐ No ☒

Indicate the number of outstanding Shares as of March 31, 2010: 12,000,000 Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $292,956,864 and $315,976,953, respectively)	$292,938,525	$315,981,025
Cash held by broker	17,121,531	15,134,140
Net unrealized appreciation on futures contracts	33,709,720	26,672,040

Deposits with broker	343,769,776	357,787,205

Total assets	$343,769,776	$357,787,205

Liabilities
Payable for securities purchased	$3,998,586	$—
Management fee payable	224,169	142,660
Brokerage fee payable	2,123	3,812

Total liabilities	4,224,878	146,472

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	132	100

Total General shares	1,132	1,100

Shares:
Paid in capital - 12,000,000 and 13,000,000 redeemable Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	262,674,788	292,486,164
Accumulated earnings	76,867,846	65,152,369

Total Shares	339,542,634	357,638,533

Total shareholders’ equity	339,543,766	357,639,633

Non-controlling interest in consolidated subsidiary - related party	1,132	1,100

Total equity	339,544,898	357,640,733

Total liabilities and equity	$343,769,776	$357,787,205

Net asset value per share
General shares	$28.30	$27.50
Shares	$28.30	$27.51

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
Unites States Treasury Obligations
U.S. Treasury Bills, 0.08% due April 1, 2010	1.18%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.135% due April 15, 2010	0.29	999,939	1,000,000
U.S. Treasury Bills, 0.105% due April 22, 2010	0.15	499,956	500,000
U.S. Treasury Bills, 0.15% due April 29, 2010	6.77	22,997,309	23,000,000
U.S. Treasury Bills, 0.145% due May 6, 2010	9.72	32,995,512	33,000,000
U.S. Treasury Bills, 0.145% due May 13, 2010	14.72	49,991,550	50,000,000
U.S. Treasury Bills, 0.13% due May 20, 2010	6.18	20,995,863	21,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	20.32	68,983,164	69,000,000
U.S. Treasury Bills, 0.125% due June 3, 2010	21.49	72,981,239	73,000,000
U.S. Treasury Bills, 0.15% due June 10, 2010	0.59	1,999,448	2,000,000
U.S. Treasury Bills, 0.165% due June 17, 2010	2.94	9,996,900	10,000,000
U.S. Treasury Bills, 0.155% due June 24, 2010	0.74	2,499,213	2,500,000
U.S. Treasury Bills, 0.145% due July 1, 2010	1.18	3,998,432	4,000,000

Total United States Treasury Obligations (cost $292,956,864)	86.27%	$292,938,525

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light Sweet Crude Oil (955 contracts, settlement date June 21, 2010)	2.72%	$9,222,320
Light Sweet Crude Oil (3,093 contracts, settlement date June 22, 2010)	7.21	24,487,400

Net Unrealized Appreciation on Futures Contracts	9.93%	$33,709,720

Net unrealized appreciation is comprised entirely of unrealized gains of $33,709,720.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 14, 2010	0.28%	$999,994	$1,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	1.54	5,499,929	5,500,000
U.S. Treasury Bills, 0.01% due January 28, 2010	6.43	22,999,517	23,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	5.03	17,999,460	18,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	12.58	44,998,335	45,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	3.08	10,999,659	11,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	22.09	78,995,181	79,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	20.41	72,994,598	73,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	9.50	33,997,212	34,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	5.59	19,997,980	20,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	0.70	2,499,740	2,500,000
U.S. Treasury Bills, 0.11% due April 1, 2010	1.12	3,999,420	4,000,000

Total United States Treasury Obligations (cost $315,976,953)	88.35%	$315,981,025

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light Sweet Crude Oil (955 contracts, settlement date June 21, 2010)	1.92%	$6,863,470
Light Sweet Crude Oil (3,431 contracts, settlement date June 22, 2010)	5.54	19,808,570

Net Unrealized Appreciation on Futures Contracts	7.46%	$26,672,040

Net unrealized appreciation is comprised of unrealized gains of $26,944,600 and unrealized losses of $272,560.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Income
Interest Income, net	$52,363	$30,687

Expenses
Management Fee	636,251	137,460
Brokerage Commissions and Fees	12,325	17,497

Total Expenses	648,576	154,957

Net investment loss	(596,213)	(124,270)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(425)	(3,331)
Futures	5,296,910	(4,512,180)

Net realized gain (loss)	5,296,485	(4,515,511)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(22,411)	16,092
Futures	7,037,680	7,827,670

Net change in unrealized gain	7,015,269	7,843,762

Net realized and net change in unrealized gain on
United States Treasury Obligations and Futures	12,311,754	3,328,251

Net Income	$11,715,541	$3,203,981

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(32)	23

Net Income Attributable to PowerShares DB Oil Fund and Subsidiary	$11,715,509	$3,204,004

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$100	$1,100	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,639,633	$1,100	$357,640,733

Sale of Shares					1,400,000	35,750,314		35,750,314	35,750,314		35,750,314

Redemption of Shares					(2,400,000)	(65,561,690)		(65,561,690)	(65,561,690)		(65,561,690)

Net Income

Net investment loss			(1)	(1)			(596,211)	(596,211)	(596,212)	(1)	(596,213)

Net realized gain on United States Treasury Obligations and Futures			17	17			5,296,451	5,296,451	5,296,468	17	5,296,485

Net change in unrealized gain on United States Treasury Obligations and Futures			16	16			7,015,237	7,015,237	7,015,253	16	7,015,269

Net Income			32	32			11,715,477	11,715,477	11,715,509	32	11,715,541

Balance at March 31, 2010	40	$1,000	$132	$1,132	12,000,000	$262,674,788	$76,867,846	$339,542,634	$339,543,766	$1,132	$339,544,898

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,226,223	$811	$89,227,034

Sale of Shares					4,800,000	88,074,206		88,074,206	88,074,206		88,074,206

Redemption of Shares					(800,000)	(14,928,912)		(14,928,912)	(14,928,912)		(14,928,912)

Net Income (Loss)

Net investment loss			(1)	(1)			(124,268)	(124,268)	(124,269)	(1)	(124,270)

Net realized loss on United States Treasury Obligations and Futures			(43)	(43)			(4,515,425)	(4,515,425)	(4,515,468)	(43)	(4,515,511)

Net change in unrealized gain on United States Treasury Obligations and Futures			21	21			7,843,720	7,843,720	7,843,741	21	7,843,762

Net Income (Loss)			(23)	(23)			3,204,027	3,204,027	3,204,004	(23)	3,203,981

Balance at March 31, 2009	40	$1,000	$(212)	$788	8,400,000	$182,380,430	$(16,805,697)	$165,574,733	$165,575,521	$788	$165,576,309

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$11,715,541	$3,203,981
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(320,917,226)	(166,914,958)
Proceeds from securities sold and matured	343,989,313	78,994,516
Net accretion of discount on United States Treasury Obligations	(52,423)	(31,162)
Net realized loss on United States Treasury Obligations	425	3,331
Net change in unrealized gain on United States Treasury Obligations and futures	(7,015,269)	(7,843,762)
Change in operating receivables and liabilities:
Payable for securities purchased	3,998,586	—
Management fee payable	81,509	34,595
Brokerage fee payable	(1,689)	292

Net cash provided by (used for) operating activities	31,798,767	(92,553,167)

Cash flows from financing activities:
Proceeds from sale of Shares	35,750,314	88,074,206
Redemption of Shares	(65,561,690)	(14,928,912)

Net cash provided by (used for) financing activities	(29,811,376)	73,145,294

Net change in cash held by broker	1,987,391	(19,407,873)
Cash held by broker at beginning of period	15,134,140	28,145,987

Cash held by broker at end of period	$17,121,531	$8,738,114

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

The Index is intended to reflect the change in market value of the crude oil sector. The single commodity comprising the Index is Light Sweet Crude Oil (WTI) (the “Index Commodity”). The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Master Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Fund does not employ leverage. As of March 31, 2010 and December 31, 2009, the Fund had $343,769,776 (or 100%) and $357,787,205 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $18,281,625 (or 5.32%) and $19,907,325 (or 5.56%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $636,251 and $137,460, respectively. As of March 31, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $224,169 and $142,660, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $12,325 and $17,497, respectively. As of March 31, 2010 and December 31, 2009, brokerage fees payable were $2,123 and $3,812, respectively.

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

PowerShares DB Oil Fund and Subsidiary

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

PowerShares DB Oil Fund and Subsidiary

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2010 and December 31, 2009 were holdings of $18,281,625 and $19,907,325, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $4,000,000 notional amount of United States Treasury Obligations which was unpaid as of March 31, 2010. As a result, a payable for securities purchased is reported for $3,998,586. There was no amount payable for securities purchased as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2010 and December 31, 2009, the Fund had cash held by the Commodity Broker of $17,121,531 and $15,134,140, respectively. There were no cash equivalents held by the Fund as of March 31, 2010 and December 31, 2009.

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

PowerShares DB Oil Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $33,709,720 and $26,672,040, respectively.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2010 and 2009 the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

PowerShares DB Oil Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$292,938,525	$315,981,025

Commodity Futures Contracts (Level 1)	$33,709,720	$26,672,040

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

PowerShares DB Oil Fund and Subsidiary

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Shares Sold	1,400,000	4,800,000	$35,750,314	$88,074,206
Shares Redeemed	(2,400,000)	(800,000)	(65,561,690)	(14,928,912)

Net Increase/(Decrease)	(1,000,000)	4,000,000	$(29,811,376)	$73,145,294

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

PowerShares DB Oil Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$27.51	$20.28
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.84	(0.55)
Net investment income (loss)	(0.05)	(0.02)

Net income (loss)	0.79	(0.57)
Net asset value per Share, end of period	$28.30	$19.71

Market value per Share, beginning of period	$27.57	$19.29

Market value per Share, end of period	$28.12	$19.57

Ratio to average Net Assets*
Net investment income (loss)	(0.70)%	(0.45)%

Total expenses	0.76%	0.56%

Total Return, at net asset value **	2.87%	(2.81)%

Total Return, at market value **	1.99%	1.45%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is Light Sweet Crude Oil (WTI). The Index is composed of notional amounts of the Index Commodity. The Master Fund’s portfolio includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

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

The Index Sponsor obtains information for inclusion in or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust, the Fund, the Master Trust, the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

Summary of DBLCI-OY CL TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2010 and 2009

Underlying Index	Aggregate returns for index in the DBLCI-OY CL TR ™
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

DB Light Sweet Crude Oil (WTI) Indices	3.03%	(2.64)%

TOTAL RETURN	3.03%	(2.64)%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $31.8 million and $(92.6) million for the Three Months Ended March 31, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2010, $320.9 million was paid to purchase United States Treasury Obligations and $344.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2009, $166.9 million was paid to purchase United States Treasury Obligations and $79.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $7.0 million and by $7.8 million during the Three Months Ended March 31, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(29.8) million and $73.1 million during the Three Months Ended March 31, 2010 and 2009, respectively. This included $35.8 million and $88.1 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2010 and 2009, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Fund Share Price Performance

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 1.99% from $27.57 per Share to $28.12 per Share. The Share price low and high for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $24.66 per Share (-10.55%) on February 8, 2010 to a high of $28.70 per Share (+4.10%) on January 6, 2010.

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share increased 1.45% from $19.29 per Share to $19.57 per Share. The Share price low and high for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $15.83 per Share (-17.94%) on February 18, 2009 to a high of $21.97 per Share (+13.89%) on January 6, 2009.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2010, the net asset value of each Share increased 2.87% from $27.51 per Share to $28.30 per Share. An increase in the price of light sweet crude oil futures contracts during the Three Months Ended March 31, 2010 contributed to a 3.03% increase in the level of the DBLCI-OY CL TR™.

Net income for the Three Months Ended March 31, 2010 was $11.7 million, resulting from $0.1 million of interest income, net realized gains of $5.2 million, net unrealized gains of $7.0 million and operating expenses of $0.6 million.

For the Three Months Ended March 31, 2009, the net asset value of each Share decreased 2.81% from $20.28 per Share to $19.71 per Share. A decrease in the price of light sweet crude oil futures contracts during the Three Months Ended March 31, 2009 contributed to a 2.64% decrease in the level of the DBLCI-OY CL TR™.

Net income for the Three Months Ended March 31, 2009 was $3.2 million, resulting from $0.1 million of interest income, net realized losses of $4.5 million, net unrealized gains of $7.8 million, and operating expenses of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

Commencing December 31, 2009 the Fund computed VaR using the actual historical market movements of the Fund’s total assets, as opposed to the previous methodology of using the historical market movements of the underlying futures contracts in connection with the Index Commodity only. Prior to December 31, 2010, the historical market movements of the underlying futures contracts were used because the actual historical market movements of the Fund were not sufficient.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB Oil Fund	$343,769,776	1.85%	$14,641,202	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB Oil Fund	$357,787,205	2.46%	$20,505,912	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

For the Three Months Ended March 31, 2010, 1.4 million Shares were created for $35.8 million and 2.4 million Shares were redeemed for $65.6 million. On March 31, 2010, 12.0 million Shares of the Fund were outstanding for a market capitalization of $337.4 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2010	2,400,000	$27.32
Three Months Ended March 31, 2009	800,000	$18.66

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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