Form 10-Q
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Energy Master Fund; PowerShares DB Energy Fund
filed 2010-05-10
CIK 1367305, 1367306, 1383061, 1383062

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

Indicate the number of outstanding Shares as of March 31, 2010: 12,400,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets

Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $291,837,259 and $290,875,464, respectively)	$291,831,272	$290,879,935
Cash held by broker	25,223,692	25,950,973
Net unrealized appreciation on futures contracts	9,735,213	11,168,758

Deposits with broker	326,790,177	327,999,666

Total assets	$326,790,177	$327,999,666

Liabilities
Payable for securities purchased	$5,997,877	$—
Management fee payable	207,356	214,484
Brokerage fee payable	1,997	1,470

Total liabilities	6,207,230	215,954

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	34	41

Total General shares	1,034	1,041

Shares:
Paid in capital - 12,400,000 and 12,600,000 redeemable Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	295,721,164	300,850,376
Accumulated earnings	24,859,715	26,931,254

Total Shares	320,580,879	327,781,630

Total shareholders’ equity	320,581,913	327,782,671

Non-controlling interest in consolidated subsidiary - related party	1,034	1,041

Total equity	320,582,947	327,783,712

Total liabilities and equity	$326,790,177	$327,999,666

Net asset value per share
General shares	$25.85	$26.03
Shares	$25.85	$26.01

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due April 1, 2010	1.87%	$6,000,000	$6,000,000
U.S. Treasury Bills, 0.11% due April 8, 2010	3.12	9,999,810	10,000,000
U.S. Treasury Bills, 0.105% due April 22, 2010	9.01	28,897,457	28,900,000
U.S. Treasury Bills, 0.15% due April 29, 2010	2.50	7,999,064	8,000,000
U.S. Treasury Bills, 0.145% due May 6, 2010	1.56	4,999,320	5,000,000
U.S. Treasury Bills, 0.145% due May 13, 2010	11.85	37,993,578	38,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	8.73	27,993,168	28,000,000
U.S. Treasury Bills, 0.125% due June 3, 2010	10.60	33,991,262	34,000,000
U.S. Treasury Bills, 0.165% due June 17, 2010	17.78	56,982,330	57,000,000
U.S. Treasury Bills, 0.155% due June 24, 2010	22.14	70,977,635	71,000,000
U.S. Treasury Bills, 0.145% due July 1, 2010	1.87	5,997,648	6,000,000

Total United States Treasury Obligations (cost $291,837,259)	91.03%	$291,831,272

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Light Sweet Crude Oil (557 contracts, settlement date June 21, 2010)	1.67%	$5,363,460
Light Sweet Crude Oil (331 contracts, settlement date June 22, 2010)	0.87	2,777,520
Brent Crude Oil (880 contracts, settlement date September 15, 2010)	2.44	7,808,240
Heating Oil (810 contracts, settlement date May 28, 2010)	0.22	690,425
Natural Gas (590 contracts, settlement date August 27, 2010)	(2.64)	(8,455,140)
RBOB Gasoline (826 contracts, settlement date October 29, 2010)	0.48	1,539,569
RBOB Gasoline (12 contracts, settlement date November 30, 2010)	0.00	11,139

Net Unrealized Appreciation on Futures Contracts	3.04%	$9,735,213

Net unrealized appreciation is comprised of unrealized gains of $18,207,699 and unrealized losses of $8,472,486

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	3.05%	$9,999,990	$10,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	13.39	43,899,429	43,900,000
U.S. Treasury Bills, 0.01% due January 28, 2010	0.91	2,999,937	3,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	1.53	4,999,850	5,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	11.59	37,998,594	38,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	8.54	27,998,292	28,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	8.85	28,997,854	29,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	17.39	56,994,243	57,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	21.66	70,992,616	71,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	1.83	5,999,130	6,000,000

Total United States Treasury Obligations (cost $290,875,464)	88.74%	$290,879,935

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Light Sweet Crude Oil (557 contracts, settlement date June 21, 2010)	1.22%	$3,987,670
Light Sweet Crude Oil (345 contracts, settlement date June 22, 2010)	0.65	2,133,450
Brent Crude Oil (895 contracts, settlement date September 15, 2010)	1.94	6,366,460
Heating Oil (823 contracts, settlement date May 28, 2010)	(0.39)	(1,275,107)
Natural Gas (600 contracts, settlement date August 27, 2010)	0.21	687,900
RBOB Gasoline (851 contracts, settlement date October 29, 2010)	(0.22)	(731,615)

Net Unrealized Appreciation on Futures Contracts	3.41%	$11,168,758

Net unrealized appreciation is comprised of unrealized gains of $14,115,901 and unrealized losses of $2,947,143.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Income
Interest Income, net	$48,377	$10,988

Expenses
Management Fee	594,882	77,706
Brokerage Commissions and Fees	3,795	3,808

Total Expenses	598,677	81,514

Net investment loss	(550,300)	(70,526)

Net Realized and Net Change in Unrealized Loss on United States Treasury Obligations and Futures
Net Realized Loss on
United States Treasury Obligations	(642)	(606)
Futures	(76,608)	(4,495)

Net realized loss	(77,250)	(5,101)

Net Change in Unrealized Loss on
United States Treasury Obligations	(10,458)	(1,060)
Futures	(1,433,545)	(2,048,734)

Net change in unrealized loss	(1,444,003)	(2,049,794)

Net realized and net change in unrealized loss on United States Treasury Obligations and Futures	(1,521,253)	(2,054,895)

Net Loss	$(2,071,553)	$(2,125,421)

Less: net loss attributed to the non-controlling interest in consolidated subsidiary - related party	7	55

Net Loss Attributable to PowerShares DB Energy Fund and Subsidiary	$(2,071,546)	$(2,125,366)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$41	$1,041	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,782,671	$1,041	$327,783,712

Sale of Shares					400,000	9,893,240		9,893,240	9,893,240		9,893,240

Redemption of Shares					(600,000)	(15,022,452)		(15,022,452)	(15,022,452)		(15,022,452)

Net Loss

Net investment loss			(3)	(3)			(550,294)	(550,294)	(550,297)	(3)	(550,300)

Net realized loss on United States Treasury Obligations and Futures			—	—			(77,250)	(77,250)	(77,250)	—	(77,250)

Net change in unrealized loss on United States Treasury Obligations and Futures			(4)	(4)			(1,443,995)	(1,443,995)	(1,443,999)	(4)	(1,444,003)

Net Loss			(7)	(7)			(2,071,539)	(2,071,539)	(2,071,546)	(7)	(2,071,553)

Balance at March 31, 2010	40	$1,000	$34	$1,034	12,400,000	$295,721,164	$24,859,715	$320,580,879	$320,581,913	$1,034	$320,582,947

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(167)	$833	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,093	$833	$37,506,926

Sale of Shares					1,200,000	22,938,340		22,938,340	22,938,340		22,938,340

Net Loss
Net investment loss			(2)	(2)			(70,522)	(70,522)	(70,524)	(2)	(70,526)

Net realized loss on United States Treasury Obligations and Futures			—	—			(5,101)	(5,101)	(5,101)	—	(5,101)

Net change in unrealized loss on United States Treasury Obligations and Futures			(53)	(53)			(2,049,688)	(2,049,688)	(2,049,741)	(53)	(2,049,794)

Net Loss			(55)	(55)			(2,125,311)	(2,125,311)	(2,125,366)	(55)	(2,125,421)

Balance at March 31, 2009	40	$1,000	$(222)	$778	3,000,000	$78,913,644	$(20,595,355)	$58,318,289	$58,319,067	$778	$58,319,845

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Loss	$(2,071,553)	$(2,125,421)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cost of securities purchased	(300,812,702)	(51,881,078)
Proceeds from securities sold and matured	299,898,717	26,898,927
Net accretion of discount on United States Treasury Obligations	(48,452)	(11,270)
Net realized loss on United States Treasury Obligations	642	606
Net change in unrealized loss on United States Treasury Obligations and futures	1,444,003	2,049,794
Change in operating receivables and liabilities:
Payable for securities purchased	5,997,877	—
Management fee payable	(7,128)	10,193
Brokerage fee payable	527	21

Net cash provided by (used for) operating activities	4,401,931	(25,058,228)

Cash flows from financing activities:
Proceeds from sale of Shares	9,893,240	22,938,340
Redemption of Shares	(15,022,452)	—

Net cash provided by (used for) financing activities	(5,129,212)	22,938,340

Net change in cash held by broker	(727,281)	(2,119,888)
Cash held by broker at beginning of period	25,950,973	47,716,040

Cash held by broker at end of period	$25,223,692	$45,596,152

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

The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index are light sweet crude oil, heating oil, Brent crude oil, RBOB gasoline and natural gas (the “Index Commodities”). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Fund does not employ leverage. As of March 31, 2010 and December 31, 2009, the Fund had $326,790,177 (or 100%) and $327,999,666 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $18,893,880 (or 5.78%) and $18,777,165 (or 5.72%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $594,882 and $77,706, respectively. As of March 31, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $207,356 and $214,484, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $3,795 and $3,808, respectively. As of March 31, 2010 and December 31, 2009, brokerage fees payable were $1,997 and $1,470, respectively.

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

PowerShares DB Energy Fund and Subsidiary

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

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2010 and December 31, 2009 were holdings of $18,893,880 and $18,777,165, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $6,000,000 notional amount of United States Treasury Obligations which was unpaid as of March 31, 2010. As a result, a payable for securities purchased is recorded for $5,997,877. There was no amount payable for securities purchased as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2010 and December 31, 2009, the Fund had cash held by the Commodity Broker of $25,223,692 and $25,950,973, respectively. There were no cash equivalents held by the Fund as of March 31, 2010 and December 31, 2009.

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

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

The major tax jurisdiction and the earliest tax year subject to examination for the Fund: United States 2007.

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $9,735,213 and $11,168,758, respectively.

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

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$291,831,272	$290,879,935

Commodity Futures Contracts (Level 1)	$9,735,213	$11,168,758

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

PowerShares DB Energy Fund and Subsidiary

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold	400,000	1,200,000	$9,893,240	$22,938,340
Shares Redeemed	(600,000)	—	(15,022,452)	—

Net Increase/(Decrease)	(200,000)	1,200,000	$(5,129,212)	$22,938,340

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

PowerShares DB Energy Fund and Subsidiary

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$26.01	$20.84
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.12)	(1.37)
Net investment income (loss)	(0.04)	(0.03)

Net income (loss)	(0.16)	(1.40)
Net asset value per Share, end of period	$25.85	$19.44

Market value per Share, beginning of period	$26.19	$20.09

Market value per Share, end of period	$25.78	$19.32

Ratio to average Net Assets*
Net investment income (loss)	(0.70)%	(0.68)%

Total expenses	0.76%	0.78%

Total Return, at net asset value **	(0.62)%	(6.72)%

Total Return, at market value **	(1.57)%	(3.83)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00
Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of March 31, 2010:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	23.16
Heating Oil	22.97
Brent Crude Oil	22.92
RBOB Gasoline	23.28
Natural Gas	7.67
Closing Level as of March 31, 2010:	100.00

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

The section “Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2010 and 2009” below provides an overview of the changes in the closing levels of DBLCI-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2010 and 2009

Underlying Index	Aggregate returns for indexes in the DBLCI-OY Energy TR™
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Light Sweet Crude Oil (WTI) Indices	3.03%	(2.64)%
Heating Oil Indices	2.49%	(9.26)%
Brent Crude Oil Indices	2.39%	(7.27)%
RBOB Gasoline Indices	3.02%	5.88%
Natural Gas Indices	(27.28)%	(34.81)%
AGGREGATE RETURN	(0.42)%	(6.45)%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $4.4 million and $(25.1) million for the Three Months Ended March 31, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2010, $300.8 million was paid to purchase United States Treasury Obligations and $299.9 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2009, $51.9 million was paid to purchase United States Treasury Obligations and $26.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $1.4 million and $2.0 million during the Three Months Ended March 31, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(5.1) million and $22.9 million during the Three Months Ended March 31, 2010 and 2009, respectively. This included $9.9 million and $22.9 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2010 and 2009, respectively.

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

COMPARISON OF DBE, DBENAV AND DBENIX FOR THE THREE MONTHS ENDED

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED March 31, 2009

Fund Share Price Performance

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share decreased 1.57% from $26.19 per Share to $25.78 per Share. The Share price high and low for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $27.12 per Share (+3.55%) on January 6, 2010 to a low of $23.60 per Share (-9.89%) on February 5, 2010.

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share decreased 3.83% from $20.09 per Share to $19.32 per Share. The Share price high and low for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a high of $22.42 per Share (+11.60%) on January 6, 2009 to a low of $16.43 per Share (-18.22%) on February 18, 2009.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2010, the net asset value of each Share decreased 0.62% from $26.01 per Share to $25.85 per Share. A decrease in the futures contract prices for Natural Gas was partially offset by rising prices for light sweet crude oil, heating oil, Brent crude oil and RBOB gasoline during the Three Months Ended March 31, 2010 resulting in an overall 0.42% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Three Months Ended March 31, 2010 was $2.0 million, resulting from $0.1 million of interest income, net realized losses of $0.1 million, net unrealized losses of $1.4 million, and operating expenses of $0.6 million.

For the Three Months Ended March 31, 2009, the net asset value of each Share decreased 6.72% from $20.84 per Share to $19.44 per Share. Falling futures contract prices for light sweet crude oil, heating oil, Brent crude oil and natural gas were partially offset by rising prices for RBOB gasoline during the Three Months Ended March 31, 2009 contributing to an overall 6.45% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Three Months Ended March 31, 2009 was $2.1 million, resulting from $0.01 million of interest income, net realized losses of $0.005 million, net unrealized losses of $2.0 million and operating expenses of $0.08 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB Energy Fund	$326,790,177	1.78%	$13,327,633	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB Energy Fund	$327,999,666	2.31%	$17,640,527	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

For the Three Months Ended March 31, 2010, 0.4 million Shares were created for $9.9 million and 0.6 million Shares were redeemed for $15.0 million. On March 31, 2010, 12.4 million Shares of the Fund were outstanding for a market capitalization of $319.7 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2010	600,000	$25.04
Three Months Ended March 31, 2009	—	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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