Form 10-Q
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund; DB Precious Metals Master Fund
filed 2010-05-10
CIK 1367305, 1367306, 1383057, 1383059

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

Indicate the number of outstanding Shares as of March 31, 2010: 6,600,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $223,472,603 and $257,483,505, respectively)	$223,461,918	$257,486,364
Cash held by broker	34,064,514	—
Net unrealized appreciation (depreciation) on futures contracts	(4,749,250)	15,820,590

Deposits with broker	252,777,182	273,306,954

Total assets	$252,777,182	$273,306,954

Liabilities
Payable to broker	$—	$9,709,456
Management fee payable	157,715	166,551
Brokerage fee payable	2,344	2,188

Total liabilities	160,059	9,878,195

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	531	505

Total General shares	1,531	1,505

Shares:
Paid in capital - 6,600,000 and 7,000,000 redeemable Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	230,379,424	242,373,232
Accumulated earnings	22,234,637	21,052,517

Total Shares	252,614,061	263,425,749

Total shareholders’ equity	252,615,592	263,427,254

Non-controlling interest in consolidated subsidiary - related party	1,531	1,505

Total equity	252,617,123	263,428,759

Total liabilities and equity	$252,777,182	$273,306,954

Net asset value per share
General shares	$38.28	$37.63
Shares	$38.27	$37.63

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.11% due April 8, 2010	16.23%	$40,999,221	$41,000,000
U.S. Treasury Bills, 0.135% due April 15, 2010	5.94	14,999,085	15,000,000
U.S. Treasury Bills, 0.105% due April 22, 2010	5.74	14,498,724	14,500,000
U.S. Treasury Bills, 0.15% due April 29, 2010	8.31	20,997,543	21,000,000
U.S. Treasury Bills, 0.13% due May 20, 2010	16.23	40,991,923	41,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	19.79	49,987,800	50,000,000
U.S. Treasury Bills, 0.15% due June 10, 2010	5.14	12,996,412	13,000,000
U.S. Treasury Bills, 0.165% due June 17, 2010	2.37	5,998,140	6,000,000
U.S. Treasury Bills, 0.155% due June 24, 2010	8.71	21,993,070	22,000,000

Total United States Treasury Obligations (cost $223,472,603)	88.46%	$223,461,918

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Gold (1,807 contracts, settlement date October 27, 2010)	(1.56)%	$(3,929,260)
Silver (569 contracts, settlement date December 28, 2010)	(0.32)	(819,990)

Net Unrealized Depreciation on Futures Contracts	(1.88)%	$(4,749,250)

Net unrealized depreciation is comprised of unrealized losses of $5,005,405 and unrealized gains of $256,155.

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

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Income
Interest Income, net	$34,024	$33,584

Expenses
Management Fee	493,860	187,052
Brokerage Commissions and Fees	23,339	8,976

Total Expenses	517,199	196,028

Net investment loss	(483,175)	(162,444)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain on
United States Treasury Obligations	36	387
Futures	22,248,695	1,792,450

Net realized gain	22,248,731	1,792,837

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(13,544)	(953)
Futures	(20,569,840)	837,435

Net change in unrealized gain (loss)	(20,583,384)	836,482

Net realized and net change in unrealized gain on
United States Treasury Obligations and Futures	1,665,347	2,629,319

Net Income	$1,182,172	$2,466,875

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(26)	(73)

Net Income Attributable to PowerShares DB Precious Metals Fund and Subsidiary	$1,182,146	$2,466,802

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$505	$1,505	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,427,254	$1,505	$263,428,759

Sale of Shares					1,200,000	47,395,436		47,395,436	47,395,436		47,395,436

Redemption of Shares					(1,600,000)	(59,389,244)		(59,389,244)	(59,389,244)		(59,389,244)

Net Income
Net investment loss			(2)	(2)			(483,171)	(483,171)	(483,173)	(2)	(483,175)

Net realized gain on United States Treasury Obligations and Futures			135	135			22,248,461	22,248,461	22,248,596	135	22,248,731

Net change in unrealized loss on United States Treasury Obligations and Futures			(107)	(107)			(20,583,170)	(20,583,170)	(20,583,277)	(107)	(20,583,384)

Net Income			26	26			1,182,120	1,182,120	1,182,146	26	1,182,172

Balance at March 31, 2010	40	$1,000	$531	$1,531	6,600,000	$230,379,424	$22,234,637	$252,614,061	$252,615,592	$1,531	$252,617,123

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$189	$1,189	2,600,000	$83,464,734	$(6,169,893)	$77,294,841	$77,296,030	$1,189	$77,297,219

Sale of Shares					1,600,000	52,287,896		52,287,896	52,287,896		52,287,896

Redemption of Shares					(400,000)	(12,169,844)		(12,169,844)	(12,169,844)		(12,169,844)

Net Income

Net investment loss			(2)	(2)			(162,440)	(162,440)	(162,442)	(2)	(162,444)
Net realized gain on United States Treasury Obligations and Futures			11	11			1,792,815	1,792,815	1,792,826	11	1,792,837
Net change in unrealized gain on United States Treasury Obligations and Futures			64	64			836,354	836,354	836,418	64	836,482

Net Income			73	73			2,466,729	2,466,729	2,466,802	73	2,466,875

Balance at March 31, 2009	40	$1,000	$262	$1,262	3,800,000	$123,582,786	$(3,703,164)	$119,879,622	$119,880,884	$1,262	$119,882,146

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$1,182,172	$2,466,875
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(223,453,114)	(116,447,707)
Proceeds from securities sold and matured	257,498,213	62,499,953
Net accretion of discount on United States Treasury Obligations	(34,161)	(33,583)
Net realized gain on United States Treasury Obligations	(36)	(387)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	20,583,384	(836,482)
Change in operating receivables and liabilities:
Payable to broker	(9,709,456)	1,503,928
Management fee payable	(8,836)	34,739
Brokerage fee payable	156	515

Net cash provided by (used for) operating activities	46,058,322	(50,812,149)

Cash flows from financing activities:
Proceeds from sale of Shares	47,395,436	52,287,896
Redemption of Shares	(59,389,244)	(12,169,844)

Net cash provided by (used for) financing activities	(11,993,808)	40,118,052

Net change in cash held by broker	34,064,514	(10,694,097)
Cash held by broker at beginning of period	—	10,694,097

Cash held by broker at end of period	$34,064,514	$—

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

The Fund does not employ leverage. As of March 31, 2010 and December 31, 2009, the Fund had $252,777,182 (or 100%) and $273,306,954 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation and/or depreciation on futures contracts on deposit with its Commodity Broker. Of this, $16,033,121 (or 6.34%) and $14,052,617 (or 5.14%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $493,860 and $187,052, respectively. As of March 31, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $157,715 and $166,551, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $23,339 and $8,976, respectively. As of March 31, 2010 and December 31, 2009, brokerage fees payable were $2,344 and $2,188, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2010 and December 31, 2009 were holdings of $16,033,121 and $14,052,617, respectively, which is restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2010 the Fund had cash held by the Commodity Broker of $34,064,514. As of December 31, 2009 the Fund held no cash. There were no cash equivalents held by the Fund as of March 31, 2010 and December 31, 2009.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of March 31, 2010 the Fund did not have an amount payable to broker. As of December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $15,820,590 of which the Fund utilized $9,709,456 to purchase United States Treasury Obligations.

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

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation of $4,749,250 and a net unrealized appreciation position $15,820,590, respectively.

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

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$223,461,918	$257,486,364

Commodity Futures Contracts (Level 1)	$(4,749,250)	$15,820,590

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold	1,200,000	1,600,000	$47,395,436	$52,287,896
Shares Redeemed	(1,600,000)	(400,000)	(59,389,244)	(12,169,844)

Net Increase/(Decrease)	(400,000)	1,200,000	$(11,993,808)	$40,118,052

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$37.63	$29.73

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.71	1.87
Net investment income (loss)	(0.07)	(0.05)

Net income	0.64	1.82

Net asset value per Share, end of period	$38.27	$31.55

Market value per Share, beginning of period	$37.67	$29.76

Market value per Share, end of period	$38.25	$31.43

Ratio to average Net Assets*
Net investment income (loss)	(0.74)%	(0.64)%

Total expenses	0.79%	0.78%

Total Return, at net asset value **	1.70%	6.12%

Total Return, at market value **	1.54%	5.61%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (“DBLCI-OY Precious Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are gold and silver. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on December 2, 1988 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)

Gold	80.00

Silver	20.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of March 31, 2010:

Index Commodity	Fund Weight (%)

Gold	80.12

Silver	19.88

Closing Level as at March 31, 2010:	100.00

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

Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2010 and 2009

	Aggregate returns for indexes in the DBLCI-OY Precious Metals TR™
Underlying Index	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

DB Gold Indices	1.45%	4.43%

DB Silver Indices	3.96%	15.14%

AGGREGATE RETURN	1.94%	6.45%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $46.1 million and $(50.8) million for the Three Months Ended March 31, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2010, $223.5 million was paid to purchase United States Treasury Obligations and $257.5 million was received from sales and maturing contracts. During the Three Months Ended March 31,

2009, $116.4 million was paid to purchase United States Treasury Obligations and $62.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $20.6 million and increased by $0.8 million during the Three Months Ended March 31, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(12.0) million and $40.1 million during the Three Months Ended March 31, 2010 and 2009, respectively. This included $47.4 million and $52.3 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2010 and 2009, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Fund Share Price Performance

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 1.54% from $37.67 per Share to $38.25 per Share. The Share price low and high for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $35.82 per Share (-4.91%) on February 8, 2010 to a high of $39.92 per Share (+5.97%) on January 11, 2010.

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share increased 5.61% from $29.76 per Share to $31.43 per Share. The Share price low and high for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $27.49 per Share (-7.63%) on January 14, 2009 to a high of $34.34 per Share (+15.39%) on February 23, 2009.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2010, the net asset value of each Share increased 1.70% from $37.63 per Share to $38.27 per Share. Rising prices for gold and silver futures contracts during the Three Months Ended March 31, 2010 contributed to an overall 1.94% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Three Months Ended March 31, 2010 was $1.2 million, resulting from $0.1 million of interest income, net realized gains of $22.2 million, net unrealized losses of $20.6 million, and operating expenses of $0.5 million.

For the Three Months Ended March 31, 2009, the net asset value of each Share increased 6.12% from $29.73 per Share to $31.55 per Share. Rising prices of gold and silver futures contracts during the Three Months Ended March 31, 2009 contributed to an overall 6.45% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Three Months Ended March 31, 2009 was $2.4 million, resulting from $0.03 million of interest income, net realized gains of $1.8 million, net unrealized gains of $0.8 million and operating expenses of $0.2 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB Precious Metals Fund	$252,777,182	1.23%	$7,256,965	5

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB Precious Metals Fund	$273,306,954	1.49%	$9,170,192	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2010 by Index Commodities:

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

For the Three Months Ended March 31, 2010, 1.2 million Shares were created for $47.4 million and 1.6 million Shares were redeemed for $59.4 million. On March 31, 2010, 6.6 million Shares of the Fund were outstanding for a market capitalization of $252.5 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2010	1,600,000	$37.12
Three Months Ended March 31, 2009	400,000	$30.42

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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