Form 10-Q
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund; DB Gold Master Fund
filed 2010-05-10
CIK 1367305, 1367306, 1383055, 1383056

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2010: 4,000,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $155,479,286 and $172,487,720, respectively)	$155,472,934	$172,492,067
Cash held by broker	12,715,408	—
Net unrealized appreciation (depreciation) on futures contracts	(3,058,020)	21,900,800

Deposits with broker	165,130,322	194,392,867

Total assets	$165,130,322	$194,392,867

Liabilities
Payable to broker	$—	$13,645,890
Payable for securities purchased	5,997,877	—
Management fee payable	99,838	79,290
Brokerage fee payable	3,087	3,156

Total liabilities	6,100,802	13,728,336

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	590	571

Total General shares	1,590	1,571

Shares:
Paid in capital - 4,000,000 and 4,600,000 redeemable Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	121,983,120	145,857,424
Accumulated earnings	37,043,220	34,803,965

Total Shares	159,026,340	180,661,389

Total shareholders’ equity	159,027,930	180,662,960

Non-controlling interest in consolidated subsidiary - related party	1,590	1,571

Total equity	159,029,520	180,664,531

Total liabilities and equity	$165,130,322	$194,392,867

Net asset value per share
General shares	$39.75	$39.28
Shares	$39.76	$39.27

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due April 1, 2010	3.77%	$6,000,000	$6,000,000
U.S. Treasury Bills, 0.11% due April 8, 2010	9.43	14,999,715	15,000,000
U.S. Treasury Bills, 0.135% due April 15, 2010	3.77	5,999,634	6,000,000
U.S. Treasury Bills, 0.105% due April 22, 2010	4.09	6,499,428	6,500,000
U.S. Treasury Bills, 0.15% due April 29, 2010	8.18	12,998,479	13,000,000
U.S. Treasury Bills, 0.145% due May 13, 2010	23.89	37,993,578	38,000,000
U.S. Treasury Bills, 0.13% due May 20, 2010	18.23	28,994,287	29,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	0.63	999,756	1,000,000
U.S. Treasury Bills, 0.125% due June 3, 2010	12.57	19,994,860	20,000,000
U.S. Treasury Bills, 0.15% due June 10, 2010	4.40	6,998,068	7,000,000
U.S. Treasury Bills, 0.155% due June 24, 2010	5.03	7,997,480	8,000,000
U.S. Treasury Bills, 0.145% due July 1, 2010	3.77	5,997,649	6,000,000

Total United States Treasury Obligations (cost $155,479,286)	97.76%	$155,472,934

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

	Percentage of	Fair
Description	Net Assets	Value
Unrealized Depreciation on Futures Contracts
Gold (1,418 contracts, settlement date October 27, 2010)	(1.92)%	$(3,058,020)

Net Unrealized Depreciation on Futures Contracts	(1.92)%	$(3,058,020)

Net unrealized depreciation is comprised entirely of unrealized losses of $3,058,020.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	8.30%	$14,999,985	$15,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	3.32	5,999,964	6,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	3.60	6,499,916	6,500,000
U.S. Treasury Bills, 0.01% due January 28, 2010	7.20	12,999,727	13,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	21.03	37,998,594	38,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	16.05	28,999,101	29,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	13.28	23,998,536	24,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	11.07	19,998,520	20,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	3.88	6,999,426	7,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	4.43	7,999,168	8,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	3.32	5,999,130	6,000,000

Total United States Treasury Obligations (cost $172,487,720)	95.48%	$172,492,067

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

	Percentage of	Fair
Description	Net Assets	Value
Unrealized Appreciation on Futures Contracts
Gold (1,636 contracts, settlement date April 28, 2010)	12.12%	$21,900,800

Net Unrealized Appreciation on Futures Contracts	12.12%	$21,900,800

Net unrealized appreciation is comprised of unrealized gains of $22,627,130 and unrealized losses of $726,330.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Income
Interest Income, net	$27,349	$29,392

Expenses
Management Fee	297,501	116,335
Brokerage Commissions and Fees	16,065	4,807

Total Expenses	313,566	121,142

Net investment loss	(286,217)	(91,750)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	379	(1,715)
Futures	27,494,650	2,253,960

Net realized gain	27,495,029	2,252,245

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(10,699)	(1,427)
Futures	(24,958,820)	1,197,960

Net change in unrealized gain (loss)	(24,969,519)	1,196,533

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	2,525,510	3,448,778

Net Income	$2,239,293	$3,357,028

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(19)	(54)

Net Income Attributable to PowerShares DB Gold Fund and Subsidiary	$2,239,274	$3,356,974

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$571	$1,571	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,662,960	$1,571	$180,664,531
Sale of Shares					200,000	8,019,688		8,019,688	8,019,688		8,019,688
Redemption of Shares					(800,000)	(31,893,992)		(31,893,992)	(31,893,992)		(31,893,992)
Net Income
Net investment loss			(3)	(3)			(286,211)	(286,211)	(286,214)	(3)	(286,217)
Net realized gain on United States Treasury Obligations and Futures			287	287			27,494,455	27,494,455	27,494,742	287	27,495,029
Net change in unrealized loss on United States Treasury Obligations and Futures			(265)	(265)			(24,968,989)	(24,968,989)	(24,969,254)	(265)	(24,969,519)

Net Income			19	19			2,239,255	2,239,255	2,239,274	19	2,239,293

Balance at March 31, 2010	40	$1,000	$590	$1,590	4,000,000	$121,983,120	$37,043,220	$159,026,340	$159,027,930	$1,590	$159,029,520

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

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$2,239,293	$3,357,028
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(149,463,275)	(92,461,248)
Proceeds from securities sold and matured	166,499,437	41,498,035
Net accretion of discount on United States Treasury Obligations	(27,349)	(29,392)
Net realized (gain) loss on United States Treasury Obligations	(379)	1,715
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	24,969,519	(1,196,533)
Change in operating receivables and liabilities:
Payable for securities purchased	5,997,877	—
Payable to broker	(13,645,890)	1,774,076
Management fee payable	20,548	12,863
Brokerage fee payable	(69)	(56)

Net cash provided by (used for) operating activities	36,589,712	(47,043,512)

Cash flows from financing activities:
Proceeds from sale of Shares	8,019,688	27,197,136
Redemption of Shares	(31,893,992)	(13,615,534)

Net cash provided by (used for) financing activities	(23,874,304)	13,581,602

Net change in cash held by broker	12,715,408	(33,461,910)
Cash held by broker at beginning of period	—	33,461,910

Cash held by broker at end of period	$12,715,408	$—

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

The Fund does not employ leverage. As of March 31, 2010 and December 31, 2009, the Fund had $165,130,322 (or 100%) and $194,392,867 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $9,567,671 (or 5.79%) and $8,838,817 (or 4.55%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $297,501 and $116,335, respectively. As of March 31, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $99,838 and $79,290, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $16,065 and $4,807, respectively. As of March 31, 2010 and December 31, 2009, brokerage fees payable were $3,087 and $3,156, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2010 and December 31, 2009 were holdings of $9,567,671 and $8,838,817, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $6,000,000 notional amount of United States Treasury Obligations which was unpaid as of March 31, 2010. As a result, a payable for securities purchased is reported for $5,997,877. There was no amount payable for securities purchased as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2010 the Fund had cash held by the Commodity Broker of $12,715,408. As of December 31, 2009 the fund held no cash. There were no cash equivalents held by the Fund as of March 31, 2010 and December 31, 2009.

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of March 31, 2010, the Fund did not have an amount payable to broker. As of December 31, 2009, the futures contracts held by the Fund were in an unrealized appreciation position of $21,900,800 of which the Fund utilized $13,645,890 to purchase United States Treasury Obligations.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation position of $3,058,020 and a net unrealized appreciation position $21,900,800, respectively.

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

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$155,472,934	$172,492,067
Commodity Futures Contracts (Level 1)	$(3,058,020)	$21,900,800

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

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold	200,000	800,000	$8,019,688	$27,197,136
Shares Redeemed	(800,000)	(400,000)	(31,893,992)	(13,615,534)

Net Increase/(Decrease)	(600,000)	400,000	$(23,874,304)	$13,581,602

(8) Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Trust, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$39.27	$32.18
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.56	1.38
Net investment income (loss)	(0.07)	(0.03)

Net income	0.49	1.35
Net asset value per Share, end of period	$39.76	$33.53

Market value per Share, beginning of period	$39.22	$32.14

Market value per Share, end of period	$39.71	$33.35

Ratio to average Net Assets*
Net investment income (loss)	(0.72)%	(0.39)%

Total expenses	0.78%	0.52%

Total Return, at net asset value **	1.25%	4.20%

Total Return, at market value **	1.25%	3.76%

*	Percentages are annualized.
**	Percentages are not annualized.

PowerShares DB Gold Fund and Subsidiary

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

The section “Summary of DBLCI-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2010 and 2009” below provides an overview of the changes in the closing levels of DBLCI-OY GC TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY GC TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY GC TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2010 and 2009

Underlying Index	Aggregate returns for index in the DBLCI-OY Gold TR™
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
DB Gold Indices	1.45%	4.43%
AGGREGATE RETURN	1.45%	4.43%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $36.6 million and $(47.0) million for the Three Months Ended March 31, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2010, $149.5 million was paid to purchase United States Treasury Obligations and $166.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2009, $92.5 million was paid to purchase United States Treasury Obligations and $41.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $25.0 million and increased by $1.2 million during the Three Months Ended March 31, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(23.9) million and $13.6 million during the Three Months Ended March 31, 2010 and 2009, respectively. This included $8.0 million and $27.2 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2010 and 2009, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Fund Share Price Performance

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 1.25% from $39.22 per Share to $39.71 per Share. The Share price low and high for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $37.99 per Share (-3.14%) on February 8, 2010 to a high of $41.25 per Share (+5.18%) on January 11, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2010, the net asset value of each Share increased 1.25% from $39.27 per Share to $39.76 per Share. Rising prices for gold futures contracts during the Three Months Ended March 31, 2010 contributed to a 1.45% increase in the level of the DBLCI-OY GC TR™.

Net income for the Three Months Ended March 31, 2010 was $2.2 million, resulting from $0.03 million of interest income, net realized gains of $27.5 million, net unrealized losses of $25.0 million, and operating expenses of $0.3 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$165,130,322	1.07%	$3,951,162	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$194,392,867	1.34%	$5,627,693	5

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following was the primary trading risk exposure of the Fund as of March 31, 2010 by Index Commodity:

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

For the Three Months Ended March 31, 2010, 0.2 million Shares were created for $8.0 million and 0.8 million Shares were redeemed for $31.9 million. On March 31, 2010, 4.0 million Shares of the Fund were outstanding for a market capitalization of $158.8 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2010	800,000	$39.87
Three Months Ended March 31, 2009	400,000	$34.04

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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