Form 10-K/A
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND; POWERSHARES DB AGRICULTURE FUND
filed 2010-06-18
CIK 1367305, 1367306, 1383081, 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE:

On February 24, 2010, we filed an Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On May 27, 2010, we received comments from the SEC on our Original Report. We are filing this amendment to file separate Master Fund financials and to incorporate our responses to these comments. For avoidance of doubt, the Fund financials included herein continue to be presented on a consolidated basis with the Master Fund and remain unchanged as filed in the Original Report. Disclosures in this Form 10-K/A affected by our responses to the SEC’s comments and amended by this filing are:

1.	Business; Fund Investment Overview—to add explanatory language regarding the Master Fund in the master feeder structure;

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview/Introduction—to add explanatory language regarding the Master Fund in the master feeder structure;

3.	Report of Management on Internal Control Over Financial Reporting—to include management’s report on internal control over financial reporting of Master Fund;

4.	Report of Independent Registered Public Accounting Firm—to include report of independent registered public accounting firm on internal control over financial reporting;

5.	Report of Independent Registered Public Accounting Firm—to include report of independent registered public accounting firm;

6.	Financial Statements—to include the financial statements of the Master Fund;

7.	Notes to the Consolidated Financial Statements—to add explanatory language regarding the Master Fund financial statements;

8.	Controls and Procedures—to add explanatory language that disclosures under Item 9A include both the Fund and the Master Fund; and

9.	Certifications—to add separate certifications for the Master Fund.

Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Annual Report on Form 10-K/A to materially modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

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

Fund Investment Overview

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Units. The Master Fund is wholly-owned by the Fund and the Managing Owner. Each Share issued by the Fund correlates with a Master Fund Unit issued by the Master Fund and held by the Fund.

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

Overview/Introduction

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Units. The Master Fund is wholly-owned by the Fund and the Managing Owner. Each Share issued by the Fund correlates with a Master Fund Unit issued by the Master Fund and held by the Fund.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 46 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

February 24, 2010

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of DB Agriculture Master Fund (the “Master Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Master Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Master Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Master Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Master Fund’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Master Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Master Fund maintained effective internal control over financial reporting as of December 31, 2009.

The Master Fund’s independent registered public accounting firm, KPMG LLP, has audited the Master Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 47 of the Master Fund’s Annual Report on
Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

June 18, 2010

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
New York, New York
February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Agriculture Master Fund:

We have audited DB Agriculture Master Fund’s (the Master Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Master Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Master Fund’s internal control over financial reporting based on our audit.

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

In our opinion, DB Agriculture Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments of DB Agriculture Master Fund as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated June 18, 2010 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

June 18, 2010

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
New York, New York
February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Agriculture Master Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments of DB Agriculture Master Fund (the Master Fund) as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DB Agriculture Master Fund as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DB Agriculture Master Fund’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 18, 2010 expressed an unqualified opinion on the effectiveness of the Master Fund’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

June 18, 2010

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

DB Agriculture Master Fund

(A majority owned subsidiary of PowerShares DB Agriculture Fund)

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of December 31, 2009 and 2008, respectively	2,000	2,000
Accumulated earnings	114	76

Total General units	2,114	2,076

Units:
Paid in capital - 95,200,000 and 41,000,000 redeemable Units issued and outstanding as of December 31, 2009 and 2008, respectively	2,798,734,352	1,391,803,646
Accumulated deficit	(283,034,627)	(327,909,069)

Total Units	2,515,699,725	1,063,894,577

Total unitholders’ equity	2,515,701,839	1,063,896,653

Total liabilities and equity	$2,517,607,090	$1,064,540,025

Net asset value per unit
General units	$26.43	$25.95
Units	$26.43	$25.95

See accompanying notes to consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of PowerShares DB Agriculture Fund)

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

DB Agriculture Master Fund

(A majority owned subsidiary of PowerShares DB Agriculture Fund)

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

DB Agriculture Master Fund

(A majority owned subsidiary of PowerShares DB Agriculture Fund)

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

DB Agriculture Master Fund

(A majority owned subsidiary of PowerShares DB Agriculture Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$76	$2,076	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,896,653
Sale of Units					71,000,000	1,830,077,230		1,830,077,230	1,830,077,230
Redemption of Units					(16,800,000)	(423,146,524)		(423,146,524)	(423,146,524)
Net Income
Net investment loss			(14)	(14)			(14,303,411)	(14,303,411)	(14,303,425)
Net realized loss on United States Treasury Obligations and Futures			(42)	(42)			(42,835,701)	(42,835,701)	(42,835,743)
Net change in unrealized gain on United States Treasury Obligations and Futures			94	94			102,013,554	102,013,554	102,013,648

Net Income			38	38			44,874,442	44,874,442	44,874,480

Balance at December 31, 2009	80	$2,000	$114	$2,114	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,701,839

See accompanying notes to consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of PowerShares DB Agriculture Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2008

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2008	80	$2,000	$313	$2,313	34,000,000	$953,481,076	$162,180,172	$1,115,661,248	$1,115,663,561
Sale of Units					64,600,000	2,423,747,438		2,423,747,438	2,423,747,438
Redemption of Units					(57,600,000)	(1,985,424,868)		(1,985,424,868)	(1,985,424,868)
Net Income (Loss)
Net investment income			41	41			20,148,904	20,148,904	20,148,945
Net realized loss on United States Treasury Obligations and Futures			(467)	(467)			(279,419,192)	(279,419,192)	(279,419,659)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			207	207			(212,728,953)	(212,728,953)	(212,728,746)

Net Income (Loss)			(219)	(219)			(471,999,241)	(471,999,241)	(471,999,460)

Distributions of net investment income			(18)	(18)			(18,090,000)	(18,090,000)	(18,090,018)

Balance at December 31, 2008	80	$2,000	$76	$2,076	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,896,653

See accompanying notes to consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of PowerShares DB Agriculture Fund)

Statement of Changes in Unitholders’ Equity

For the Period Ended December 31, 2007(i)

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 3, 2007	80	$2,000	$—	$2,000	—	$—	$—	$—	$2,000
Sale of Units					35,200,000	986,237,996		986,237,996	986,237,996
Redemption of Units					(1,200,000)	(32,756,920)		(32,756,920)	(32,756,920)
Net Income
Net investment income			41	41			15,039,128	15,039,128	15,039,169
Net realized gain on United States Treasury Obligations and Futures			35	35			21,271,803	21,271,803	21,271,838
Net change in unrealized gain on United States Treasury Obligations and Futures			255	255			139,549,241	139,549,241	139,549,496

Net Income			331	331			175,860,172	175,860,172	175,860,503

Distributions of net investment income			(18)	(18)			(13,680,000)	(13,680,000)	(13,680,018)

Balance at December 31, 2007	80	$2,000	$313	$2,313	34,000,000	$953,481,076	$162,180,172	$1,115,661,248	$1,115,663,561

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

DB Agriculture Master Fund

(A majority owned subsidiary of PowerShares DB Agriculture Fund)

Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net (Income) Loss	$44,874,480	$(471,999,460)	$175,860,503
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(8,358,899,354)	(8,329,362,032)	(2,241,596,305)
Proceeds from securities sold and matured	6,519,572,433	8,996,336,756	1,224,931,482
Net accretion of discount on United States Treasury Obligations	(2,577,220)	(35,629,656)	(18,003,794)
Net realized gain on United States Treasury Obligations	(1,748)	(1,541,304)	(4,935)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(102,013,648)	212,728,746	(139,549,496)
Change in operating receivables and liabilities:
Receivable for Units issued	—	6,562,700	(6,562,700)
Payable for securities purchased	—	(5,956,083)	5,956,083
Payable to broker	325,628	(58,523,025)	58,523,025
Management fee payable	941,591	17,747	610,088
Brokerage fee payable	(5,340)	(17,454)	32,991

Net cash provided by and (used for) operating activities	(1,897,783,178)	312,616,935	(939,803,058)

Cash flows from financing activities:
Proceeds from sale of Units	1,830,077,230	2,423,747,438	986,237,996
Redemption of Units	(423,146,524)	(1,985,424,868)	(32,756,920)
Cash distributions paid on Units and General Units	—	(18,090,018)	(13,680,018)

Net cash provided by financing activities	1,406,930,706	420,232,552	939,801,058

Net change in cash held by broker	(490,852,472)	732,849,487	(2,000)
Cash held by broker at beginning of period	732,849,487	—	2,000

Cash held by broker at end of period	$241,997,015	$732,849,487	$—

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2009

(1) Organization

PowerShares DB Agriculture Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Agriculture Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and 40 General Units of the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

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

Separate financial statements of the Master Fund are presented to comply with SEC reporting requirements as the Master Fund is a separate SEC registrant.

Unless otherwise indicated, the notes to the consolidated financial statements apply to both the Fund and the Master Fund.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have

PowerShares DB Agriculture Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

been consolidated with the Fund’s financial statement balances, and all significant inter-company balances and transactions have been eliminated. Separate financial statements of the Master Fund are presented to comply with SEC reporting requirements as the Master Fund is a separate SEC registrant. Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

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

Each Share issued by the Fund correlates with a Master Fund Unit issued by the Master Fund and held by the Fund. Master Fund Units may only be created by the Fund.

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

Each Share redeemed by the Fund correlates with a Master Fund Unit redeemed by the Master Fund. Master Fund Units may only be redeemed by the Fund.

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2009 and 2008

and the Period Ended December 31, 2007

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold*	71,000,000	$1,830,077,230	64,600,000	$2,423,747,438	35,200,000	$986,237,996
Shares Redeemed*	(16,800,000)	(423,146,524)	(57,600,000)	(1,985,424,868)	(1,200,000)	(32,756,920)

Net Increase	54,200,000	$1,406,930,706	7,000,000	$438,322,570	34,000,000	$953,481,076

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

(8) Profit and Loss Allocations and Distributions

The Master Fund is wholly-owned by the Fund and the Managing Owner. Each Share issued by the Fund correlates with a Master Fund Unit issued by the Master Fund and held by the Fund.

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

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than the event disclosed below.

Effective January 4, 2010, the Management Fee was increased to 0.85% from 0.75% per annum of the daily net asset value of the Master Fund.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

For purposes of this Item 9A, all references to the “Fund” shall be read to specifically include the Fund and the Master Fund.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on pages 44 and 45 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on pages 46 and 47 of this Form 10-K.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2009		Fiscal Year Ended December 31, 2008
Audit Fees		$126,731	$132,301
Audit-Related Fees	$		$0
Tax Fees	$		$0
All Other Fees	$		$0

Total		$126,731	$132,301

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant*

4.2	Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant*

4.2.1	Amendment No. 1 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant**

4.2.2	Amendment No. 2 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant***

4.2.3	Amendment No. 3 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant

4.3	Form of Participant Agreement*

10.1	Form of Customer Agreement*

10.2	Form of Administration Agreement*

10.3	Form of Global Custody Agreement*

10.4	Form of Transfer Agency and Service Agreement*

10.5	Form of Distribution Services Agreement*

10.6	Form of Marketing Agreement*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
**	Previously filed as an exhibit to a Registration Statement on Form S-1 (SEC File No. 333-148613) on January 11, 2008 and incorporated herein by reference.
***	Previously filed as an exhibit to a Registration Statement on Form S-3 (SEC File No. 333-163453) on December 3, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Agriculture Master Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: June 18, 2010		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer