Form 10-K/A
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund; DB Oil Master Fund
filed 2010-06-18
CIK 1367305, 1367306, 1383058, 1383060

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

EXPLANATORY NOTE:

On March 8, 2010, we filed an Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On May 27, 2010, we received comments from the SEC on our Original Report. We are filing this amendment to file separate Master Fund financials and to incorporate our responses to these comments. For avoidance of doubt, the Fund financials included herein continue to be presented on a consolidated basis with the Master Fund and remain unchanged as filed in the Original Report. Disclosures in this Form 10-K/A affected by our responses to the SEC’s comments and amended by this filing are:

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 41 of the Fund’s Annual Report on Form 10-K.

By:	/s/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/s/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

March 8, 2010

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of DB Oil Master Fund (the “Master Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Master Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Master Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Master Fund’s assets that could have a material effect on the financial statements.

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

The Master Fund’s independent registered public accounting firm, KPMG LLP, has audited the Master Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 42 of the Master Fund’s Annual Report on Form 10-K.

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

/s/ KPMG LLP
New York, New York March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Oil Master Fund:

We have audited DB Oil Master Fund’s (the Master Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Master Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Master Fund’s internal control over financial reporting based on our audit.

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

In our opinion, DB Oil Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments of DB Oil Master Fund as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated June 18, 2010 expressed an unqualified opinion on those financial statements.

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

/s/ KPMG LLP
New York, New York March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Oil Master Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments of DB Oil Master Fund (the Master Fund) as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DB Oil Master Fund as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two—year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DB Oil Master Fund’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 18, 2010 expressed an unqualified opinion on the effectiveness of the Master Fund’s internal control over financial reporting.

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

DB Oil Master Fund

(A majority owned subsidiary of PowerShares DB Oil Fund)

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of December 31, 2009 and 2008, respectively	2,000	2,000
Accumulated earnings (deficit)	200	(378)

Total General units	2,200	1,622

Units:
Paid in capital - 13,000,000 and 4,400,000 redeemable Units issued and outstanding as of December 31, 2009 and 2008, respectively	292,486,164	109,235,136
Accumulated earnings (deficit)	65,152,369	(20,009,724)

Total Units	357,638,533	89,225,412

Total unitholders’ equity	357,640,733	89,227,034

Total liabilities and equity	$357,787,205	$89,255,090

Net asset value per unit
General units	$27.50	$20.28
Units	$27.51	$20.28

See accompanying notes to consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of PowerShares DB Oil Fund)

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

DB Oil Master Fund

(A majority owned subsidiary of PowerShares DB Oil Fund)

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

DB Oil Master Fund

(A majority owned subsidiary of PowerShares DB Oil Fund)

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

DB Oil Master Fund

(A majority owned subsidiary of PowerShares DB Oil Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(378)	$1,622	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,227,034
Sale of Units					13,400,000	296,621,020		296,621,020	296,621,020
Redemption of Units					(4,800,000)	(113,369,992)		(113,369,992)	(113,369,992)
Net Income
Net investment loss			(8)	(8)			(977,012)	(977,012)	(977,020)
Net realized gain on United States Treasury Obligations and Futures			376	376			55,573,850	55,573,850	55,574,226
Net change in unrealized gain on United States Treasury Obligations and Futures			210	210			30,565,255	30,565,255	30,565,465

Net Income			578	578			85,162,093	85,162,093	85,162,671

Balance at December 31, 2009	80	$2,000	$200	$2,200	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,640,733

See accompanying notes to consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of PowerShares DB Oil Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2008

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2008	80	$2,000	$385	$2,385	1,000,000	$28,007,508	$6,610,494	$34,618,002	$34,620,387
Sale of Units					6,400,000	173,343,898		173,343,898	173,343,898
Redemption of Units					(3,000,000)	(92,116,270)		(92,116,270)	(92,116,270)
Net Loss
Net investment income			64	64			461,813	461,813	461,877
Net realized gain (loss) on United States Treasury Obligations and Futures			104	104			(17,610,075)	(17,610,075)	(17,609,971)
Net change in unrealized loss on United States Treasury Obligations and Futures			(926)	(926)			(9,063,956)	(9,063,956)	(9,064,882)

Net Loss			(758)	(758)			(26,212,218)	(26,212,218)	(26,212,976)

Distributions of net investment income			(5)	(5)			(408,000)	(408,000)	(408,005)

Balance at December 31, 2008	80	$2,000	$(378)	$1,622	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,227,034

See accompanying notes to consolidated financial statements.

DB Oil Master Fund

(A majority owned Subsidiary of PowerShares DB Oil Fund)

Statement of Changes in Unitholders’ Equity

For the Period Ended December 31, 2007(i)

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitsholders’ Equity
Balance at January 3, 2007	80	$2,000	$—	$2,000	—	$—	$—	$—	$2,000
Sale of Units					2,800,000	75,433,798		75,433,798	75,433,798
Redemption of Units					(1,800,000)	(47,426,290)		(47,426,290)	(47,426,290)
Net Income
Net investment income			45	45			1,062,506	1,062,506	1,062,551
Net realized gain on United States Treasury Obligations and Futures			65	65			1,396,785	1,396,785	1,396,850
Net change in unrealized gain on United States Treasury Obligations and Futures			326	326			5,175,203	5,175,203	5,175,529

Net Income			436	436			7,634,494	7,634,494	7,634,930

Distributions of net investment income			(51)	(51)			(1,024,000)	(1,024,000)	(1,024,051)

Balance at December 31, 2007	80	$2,000	$385	$2,385	1,000,000	$28,007,508	$6,610,494	$34,618,002	$34,620,387

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

DB Oil Master Fund

(A majority owned subsidiary of PowerShares DB Oil Fund)

Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$85,162,671	$(26,212,976)	$7,634,930
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(950,705,177)	(253,785,947)	(121,149,029)
Proceeds from securities sold and matured	699,991,923	217,396,180	94,341,927
Net accretion of discount on United States Treasury Obligations	(264,507)	(649,021)	(1,107,068)
Net realized gain on United States Treasury Obligations	(736)	(45,008)	(490)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(30,565,465)	9,064,882	(5,175,529)
Change in operating receivables and liabilities:
Management fee payable	114,775	16,308	11,577
Other assets	—	2,871	(2,871)
Brokerage fee payable	3,641	171	—

Net cash used for operating activities	(196,262,875)	(54,212,540)	(25,446,553)

Cash flows from financing activities:
Proceeds from sale of Units	296,621,020	173,343,898	75,433,798
Redemption of Units	(113,369,992)	(92,116,270)	(47,426,290)
Cash distributions paid on Units and General Units	—	(408,005)	(1,024,051)

Net cash provided by financing activities	183,251,028	80,819,623	26,983,457

Net change in cash held by broker	(13,011,847)	26,607,083	1,536,904
Cash held by broker at beginning of period	28,145,987	1,538,904	2,000

Cash held by broker at end of period	$15,134,140	$28,145,987	$1,538,904

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated. Separate financial statements of the Master Fund are presented to comply with SEC reporting requirements as the Master Fund is a separate SEC registrant. Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

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

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold*	13,400,000	$296,621,020	6,400,000	$173,343,898	2,800,000	$75,433,798
Shares Redeemed*	(4,800,000)	(113,369,992)	(3,000,000)	(92,116,270)	(1,800,000)	(47,426,290)

Net Increase	8,600,000	$183,251,028	3,400,000	$81,227,628	1,000,000	$28,007,508

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on pages 39 and 40 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on pages 41 and 42 of this Form 10-K.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Audit Fees	$107,099	$88,939
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$107,099	$88,939

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