Form 10-K/A
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Energy Master Fund; PowerShares DB Energy Fund
filed 2010-06-18
CIK 1367305, 1367306, 1383061, 1383062

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

March 8, 2010

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of DB Energy Master Fund (the “Master Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Master Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Master Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Master Fund’s assets that could have a material effect on the financial statements.

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

The Master Fund’s independent registered public accounting firm, KPMG LLP, has audited the Master Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 40 of the Master Fund’s Annual Report on Form 10-K.

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
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Energy Master Fund:

We have audited DB Energy Master Fund’s (the Master Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Master Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Master Fund’s internal control over financial reporting based on our audit.

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

In our opinion, DB Energy Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments of DB Energy Master Fund as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated June 18, 2010 expressed an unqualified opinion on those financial statements.

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
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Energy Master Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments of DB Energy Master Fund (the Master Fund) as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DB Energy Master Fund as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DB Energy Master Fund’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 18, 2010 expressed an unqualified opinion on the effectiveness of the Master Fund’s internal control over financial reporting.

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

DB Energy Master Fund

(A majority owned subsidiary of PowerShares DB Energy Fund)

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of December 31, 2009 and 2008, respectively	2,000	2,000
Accumulated earnings (deficit)	82	(334)

Total General shares	2,082	1,666

Units:
Paid in capital - 12,600,000 and 1,800,000 redeemable Units issued and outstanding as of December 31, 2009 and 2008, respectively	300,850,376	55,975,304
Accumulated earnings (deficit)	26,931,254	(18,470,044)

Total Units	327,781,630	37,505,260

Total unitholders’ equity	327,783,712	37,506,926

Total liabilities and equity	$327,999,666	$37,528,281

Net asset value per unit
General units	$26.03	$20.83
Units	$26.01	$20.84

See accompanying notes to consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of PowerShares DB Energy Fund)

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

DB Energy Master Fund

(A majority owned subsidiary of PowerShares DB Energy Fund)

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

DB Energy Master Fund

(A majority owned subsidiary of PowerShares DB Energy Fund)

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

DB Energy Master Fund

(A majority owned subsidiary of PowerShares DB Energy Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(334)	$1,666	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,926
Sale of Units					13,200,000	303,803,286		303,803,286	303,803,286
Redemption of Units					(2,400,000)	(58,928,214)		(58,928,214)	(58,928,214)
Net Income
Net investment loss			(10)	(10)			(1,381,830)	(1,381,830)	(1,381,840)
Net realized gain (loss) on United States Treasury Obligations and Futures			(264)	(264)			1,525,699	1,525,699	1,525,435
Net change in unrealized gain on United States Treasury Obligations and Futures			690	690			45,257,429	45,257,429	45,258,119

Net Income			416	416			45,401,298	45,401,298	45,401,714

Balance at December 31, 2009	80	$2,000	$82	$2,082	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,783,712

See accompanying notes to consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of PowerShares DB Energy Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2008

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2008	80	$2,000	$407	$2,407	1,400,000	$35,847,624	$13,383,981	$49,231,605	$49,234,012
Sale of Units					3,400,000	151,047,676		151,047,676	151,047,676
Redemption of Units					(3,000,000)	(130,919,996)		(130,919,996)	(130,919,996)
Net Loss
Net investment income			46	46			785,542	785,542	785,588
Net realized gain on United States Treasury Obligations and Futures			449	449			10,524,319	10,524,319	10,524,768
Net change in unrealized loss on United States Treasury Obligations and Futures			(1,218)	(1,218)			(42,459,886)	(42,459,886)	(42,461,104)

Net Loss			(723)	(723)			(31,150,025)	(31,150,025)	(31,150,748)

Distributions of net investment income			(18)	(18)			(704,000)	(704,000)	(704,018)

Balance at December 31, 2008	80	$2,000	$(334)	$1,666	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,926

See accompanying notes to consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of PowerShares DB Energy Fund)

Statement of Changes in Unitholders’ Equity

For the Period Ended December 31, 2007(i)

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 3, 2007	80	$2,000	$—	$2,000	—	$—	$—	$—	$2,000
Sale of Units					2,600,000	70,981,614		70,981,614	70,981,614
Redemption of Units					(1,200,000)	(35,133,990)		(35,133,990)	(35,133,990)
Net Income
Net investment income			44	44			1,319,428	1,319,428	1,319,472
Net realized gain on United States Treasury Obligations and Futures			169	169			4,948,569	4,948,569	4,948,738
Net change in unrealized gain on United States Treasury Obligations and Futures			230	230			8,375,984	8,375,984	8,376,214

Net Income			443	443			14,643,981	14,643,981	14,644,424

Distributions of net investment income			(36)	(36)			(1,260,000)	(1,260,000)	(1,260,036)

Balance at December 31, 2007	80	$2,000	$407	$2,407	1,400,000	$35,847,624	$13,383,981	$49,231,605	$49,234,012

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

DB Energy Master Fund

(A majority owned subsidiary of PowerShares DB Energy Fund)

Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$45,401,714	$(31,150,748)	$14,644,424
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(888,352,571)	(386,341,745)	(163,221,434)
Proceeds from securities sold and matured	621,597,749	393,714,205	134,784,224
Net accretion of discount on United States Treasury Obligations	(223,897)	(1,356,817)	(1,443,329)
Net realized (gain) loss on United States Treasury Obligations	386	(27,744)	(4,491)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(45,258,119)	42,461,104	(8,376,214)
Change in operating receivables and liabilities:
Management fee payable	193,158	(10,044)	31,370
Other assets	—	2,198	(2,198)
Brokerage fee payable	1,441	29	—

Net cash provided by and (used for) operating activities	(266,640,139)	17,290,438	(23,587,648)

Cash flows from financing activities:
Proceeds from sale of Units	303,803,286	151,047,676	70,981,614
Redemption of Units	(58,928,214)	(130,919,996)	(35,133,990)
Cash distributions paid on Units and General Units	—	(704,018)	(1,260,036)

Net cash provided by financing activities	244,875,072	19,423,662	34,587,588

Net change in cash held by broker	(21,765,067)	36,714,100	10,999,940
Cash held by broker at beginning of period	47,716,040	11,001,940	2,000

Cash held by broker at end of period	$25,950,973	$47,716,040	$11,001,940

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

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

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold*	13,200,000	$303,803,286	3,400,000	$151,047,676	2,600,000	$70,981,614
Shares Redeemed*	(2,400,000)	$(58,928,214)	(3,000,000)	$(130,919,996)	(1,200,000)	$(35,133,990)

Net Increase	10,800,000	$244,875,072	400,000	$20,127,680	1,400,000	$35,847,624

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

PowerShares DB Energy Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2009 and 2008 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on pages 37 and 38 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on pages 39 and 40 of this Form 10-K.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Audit Fees	$107,099	$110,294
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$107,099	$110,294

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