Form 10-K/A
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND; DB SILVER MASTER FUND
filed 2010-06-18
CIK 1367305, 1367306, 1383054, 1383086

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

March 8, 2010

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of DB Silver Master Fund (the “Master Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Master Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Master Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Master Fund’s assets that could have a material effect on the financial statements.

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

The Master Fund’s independent registered public accounting firm, KPMG LLP, has audited the Master Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 41 of the Master Fund’s Annual Report on Form 10-K.

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
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Silver Master Fund:

We have audited DB Silver Master Fund’s (the Master Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Master Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Master Fund’s internal control over financial reporting based on our audit.

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

In our opinion, DB Silver Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments of DB Silver Master Fund as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated June 18, 2010 expressed an unqualified opinion on those financial statements.

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
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Silver Master Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments of DB Silver Master Fund (the Master Fund) as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DB Silver Master Fund as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DB Silver Master Fund’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 18, 2010 expressed an unqualified opinion on the effectiveness of the Master Fund’s internal control over financial reporting.

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

DB Silver Master Fund

(A majority owned subsidiary of PowerShares DB Silver Fund)

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of December 31, 2009 and 2008, respectively	2,000	2,000
Accumulated earnings (deficit)	402	(378)

Total General units	2,402	1,622

Units:
Paid in capital - 4,200,000 and 2,200,000 redeemable Units issued and outstanding as of December 31, 2009 and 2008, respectively	121,084,762	59,899,340
Accumulated earnings (deficit)	5,002,207	(15,308,704)

Total Units	126,086,969	44,590,636

Total unitholders’ equity	126,089,371	44,592,258

Total liabilities and equity	$126,143,547	$44,609,752

Net asset value per unit
General units	$30.03	$20.28
Units	$30.02	$20.27

See accompanying notes to consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of PowerShares DB Silver Fund)

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

DB Silver Master Fund

(A majority owned subsidiary of PowerShares DB Silver Fund)

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

DB Silver Master Fund

(A majority owned subsidiary of PowerShares DB Silver Fund)

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

DB Silver Master Fund

(A majority owned subsidiary of PowerShares DB Silver Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(378)	$1,622	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,592,258
Sale of Units					3,400,000	96,662,262		96,662,262	96,662,262
Redemption of Units					(1,400,000)	(35,476,840)		(35,476,840)	(35,476,840)
Net Income
Net investment loss			(10)	(10)			(319,032)	(319,032)	(319,042)
Net realized gain on United States Treasury Obligations and Futures			860	860			31,724,204	31,724,204	31,725,064
Net change in unrealized loss on United States Treasury Obligations and Futures			(70)	(70)			(11,094,261)	(11,094,261)	(11,094,331)

Net Income			780	780			20,310,911	20,310,911	20,311,691

Balance at December 31, 2009	80	$2,000	$402	$2,402	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,089,371

See accompanying notes to consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of PowerShares DB Silver Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2008

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2008	80	$2,000	$113	$2,113	1,000,000	$25,160,026	$2,674,260	$27,834,286	$27,836,399
Sale of Units					2,000,000	57,736,070		57,736,070	57,736,070
Redemption of Units					(800,000)	(22,996,756)		(22,996,756)	(22,996,756)
Net Loss
Net investment income			30	30			535,890	535,890	535,920
Net realized loss on United States Treasury Obligations and Futures			(835)	(835)			(24,023,046)	(24,023,046)	(24,023,881)
Net change in unrealized gain on United States Treasury Obligations and Futures			323	323			5,988,191	5,988,191	5,988,514

Net Loss			(482)	(482)			(17,498,965)	(17,498,965)	(17,499,447)

Distributions of net investment income			(9)	(9)			(483,999)	(483,999)	(484,008)

Balance at December 31, 2008	80	$2,000	$(378)	$1,622	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,592,258

See accompanying notes to consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of PowerShares DB Silver Fund)

Statement of Changes in Unitholders’ Equity

For the Period Ended December 31, 2007(i)

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 3, 2007	80	$2,000	$—	$2,000	—	$—	$—	$—	$2,000
Sale of Units					1,400,000	36,099,486		36,099,486	36,099,486
Redemption of Units					(400,000)	(10,939,460)		(10,939,460)	(10,939,460)
Net Income
Net investment income			44	44			903,355	903,355	903,399
Net realized gain on United States Treasury Obligations and Futures			121	121			2,036,144	2,036,144	2,036,265
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(17)	(17)			604,761	604,761	604,744

Net Income			148	148			3,544,260	3,544,260	3,544,408

Distributions of net investment income			(35)	(35)			(870,000)	(870,000)	(870,035)

Balance at December 31, 2007	80	$2,000	$113	$2,113	1,000,000	$25,160,026	$2,674,260	$27,834,286	$27,836,399

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

DB Silver Master Fund

(A majority owned subsidiary of PowerShares DB Silver Fund)

Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$20,311,691	$(17,499,447)	$3,544,408
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(310,908,083)	(192,767,547)	(93,419,007)
Proceeds from securities sold and matured	216,998,591	188,467,253	70,882,494
Net accretion of discount on United States Treasury Obligations	(86,022)	(724,537)	(912,204)
Net realized gain on United States Treasury Obligations	(579)	(21,003)	(735)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	11,094,331	(5,988,514)	(604,744)
Change in operating receivables and liabilities:
Management fee payable	35,356	5,520	11,678
Other assets	—	4,921	(4,921)
Brokerage fee payable	1,326	296	—

Net cash used for operating activities	(62,553,389)	(28,523,058)	(20,503,031)

Cash flows from financing activities:
Proceeds from sale of Units	96,662,262	57,736,070	36,099,486
Redemption of Units	(35,476,840)	(22,996,756)	(10,939,460)
Cash distributions paid on Units and General Units	—	(484,008)	(870,035)

Net cash provided by financing activities	61,185,422	34,255,306	24,289,991

Net change in cash held by broker	(1,367,967)	5,732,248	3,786,960
Cash held by broker at beginning of period	9,521,208	3,788,960	2,000

Cash held by broker at end of period	$8,153,241	$9,521,208	$3,788,960

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

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

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold*	3,400,000	$96,662,262	2,000,000	$57,736,070	1,400,000	$36,099,486
Shares Redeemed*	(1,400,000)	(35,476,840)	(800,000)	(22,996,756)	(400,000)	(10,939,460)

Net Increase	2,000,000	$61,185,422	1,200,000	$34,739,314	1,000,000	$25,160,026

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on pages 38 and 39 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on pages 40 and 41 of this Form 10-K.

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