Form 10-K/A
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB BASE METALS MASTER FUND; POWERSHARES DB BASE METALS FUND
filed 2010-06-18
CIK 1367305, 1367306, 1383083, 1383084

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

EXPLANATORY NOTE:

On March 8, 2010, we filed an Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On May 27, 2010, we received comments from the SEC on our Original Report. We are filing this amendment to file separate Master Fund financials and to incorporate our responses to these comments. For avoidance of doubt, the Fund financials included herein continue to be presented on a consolidated basis with the Master Fund and remain unchanged as filed in the Original Report. Disclosures in this Form 10-K/A affected by our responses to the SEC’s comments and amended by this filing are:

1.	Business; Fund Investment Overview—to add explanatory language regarding the Master Fund in the master feeder structure;

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview/Introduction—to add explanatory language regarding the Master Fund in the master feeder structure;

3.	Report of Management on Internal Control Over Financial Reporting—to include management’s report on internal control over financial reporting of Master Fund;

4.	Report of Independent Registered Public Accounting Firm—to include report of independent registered public accounting firm on internal control over financial reporting;

5.	Report of Independent Registered Public Accounting Firm—to include report of independent registered public accounting firm;

6.	Financial Statements—to include the financial statements of the Master Fund;

7.	Notes to the Consolidated Financial Statements—to add explanatory language regarding the Master Fund financial statements;

8.	Controls and Procedures—to add explanatory language that disclosures under Item 9A include both the Fund and the Master Fund; and

9.	Certifications– to add separate certifications for the Master Fund.

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

March 8, 2010

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of DB Base Metals Master Fund (the “Master Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Master Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Master Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Master Fund’s assets that could have a material effect on the financial statements.

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

The Master Fund’s independent registered public accounting firm, KPMG LLP, has audited the Master Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 39 of the Master Fund’s Annual Report on
Form 10-K.

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
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Base Metals Master Fund:

We have audited DB Base Metals Master Fund’s (the Master Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Master Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Master Fund’s internal control over financial reporting based on our audit.

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

In our opinion, DB Base Metals Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments of DB Base Metals Master Fund as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated June 18, 2010 expressed an unqualified opinion on those financial statements.

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
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Base Metals Master Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments of DB Base Metals Master Fund (the Master Fund) as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DB Base Metals Master Fund as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DB Base Metals Master Fund’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 18, 2010 expressed an unqualified opinion on the effectiveness of the Master Fund’s internal control over financial reporting.

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

DB Base Metals Master Fund

(A majority owned subsidiary of PowerShares DB Base Metals Fund)

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of December 31, 2009 and 2008, respectively	2,000	2,000
Accumulated deficit	(198)	(1,046)

Total General units	1,802	954

Units:
Paid in capital - 28,400,000 and 2,800,000 redeemable Units issued and outstanding as of December 31, 2009 and 2008, respectively	507,550,326	95,254,196
Accumulated earnings (deficit)	132,130,933	(61,833,728)

Total Units	639,681,259	33,420,468

Total unitholders’ equity	639,683,061	33,421,422

Total liabilities and equity	$711,886,566	$33,443,339

Net asset value per unit
General units	$22.53	$11.93
Units	$22.52	$11.94

See accompanying notes to consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of PowerShares DB Base Metals Fund)

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

DB Base Metals Master Fund

(A majority owned subsidiary of PowerShares DB Base Metals Fund)

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

DB Base Metals Master Fund

(A majority owned subsidiary of PowerShares DB Base Metals Fund)

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

DB Base Metals Master Fund

(A majority owned subsidiary of PowerShares DB Base Metals Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(1,046)	$954	2,800,000	$95,254,196	$(61,833,728)	$33,420,468	$33,421,422
Sale of Units					28,800,000	459,641,568		459,641,568	459,641,568
Redemption of Units					(3,200,000)	(47,345,438)		(47,345,438)	(47,345,438)
Net Income
Net investment loss			(10)	(10)			(1,856,985)	(1,856,985)	(1,856,995)
Net realized gain (loss) on United States Treasury Obligations and Futures			(200)	(200)			18,046,298	18,046,298	18,046,098
Net change in unrealized gain on United States Treasury Obligations and Futures			1,058	1,058			177,775,348	177,775,348	177,776,406

Net Income			848	848			193,964,661	193,964,661	193,965,509

Balance at December 31, 2009	80	$2,000	$(198)	$1,802	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,683,061

See accompanying notes to consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of PowerShares DB Base Metals Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2008

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2008	80	$2,000	$(120)	$1,880	2,200,000	$67,214,352	$(18,813,512)	$48,400,840	$48,402,720
Sale of Units					3,600,000	89,803,186		89,803,186	89,803,186
Redemption of Units					(3,000,000)	(61,763,342)		(61,763,342)	(61,763,342)
Net Loss
Net investment income			16	16			874,700	874,700	874,716
Net realized loss on United States Treasury Obligations and Futures			(600)	(600)			(22,051,688)	(22,051,688)	(22,052,288)
Net change in unrealized loss on United States Treasury Obligations and Futures			(331)	(331)			(21,059,228)	(21,059,228)	(21,059,559)

Net Loss			(915)	(915)			(42,236,216)	(42,236,216)	(42,237,131)

Distributions of net investment income			(11)	(11)			(784,000)	(784,000)	(784,011)

Balance at December 31, 2008	80	$2,000	$(1,046)	$954	2,800,000	$95,254,196	$(61,833,728)	$33,420,468	$33,421,422

See accompanying notes to consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of PowerShares DB Base Metals Fund)

Statement of Changes in Unitholders’ Equity

For the Period Ended December 31, 2007(i)

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 3, 2007	80	$2,000	$—	$2,000	—	$—	$—	$—	$2,000
Sale of Units					4,200,000	114,426,652		114,426,652	114,426,652
Redemption of Units					(2,000,000)	(47,212,300)		(47,212,300)	(47,212,300)
Net Loss
Net investment income			40	40			2,176,390	2,176,390	2,176,430
Net realized loss on United States Treasury Obligations and Futures			(181)	(181)			(11,428,986)	(11,428,986)	(11,429,167)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			59	59			(7,448,916)	(7,448,916)	(7,448,857)

Net Loss			(82)	(82)			(16,701,512)	(16,701,512)	(16,701,594)

Distributions of net investment income			(38)	(38)			(2,112,000)	(2,112,000)	(2,112,038)

Balance at December 31, 2007	80	$2,000	$(120)	$1,880	2,200,000	$67,214,352	$(18,813,512)	$48,400,840	$48,402,720

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

DB Base Metals Master Fund

(A majority owned subsidiary of PowerShares DB Base Metals Fund)

Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$193,965,509	$(42,237,131)	$(16,701,594)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,285,645,010)	(343,110,406)	(282,838,237)
Proceeds from securities sold and matured	784,996,900	358,409,132	240,605,305
Net accretion of discount on United States Treasury Obligations	(306,852)	(1,401,999)	(2,488,262)
Net realized (gain) loss on United States Treasury Obligations	352	(57,103)	(117,940)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(177,776,406)	21,059,559	7,448,857
Increase in restricted cash	(30,664,456)	—	—
Change in operating receivables and liabilities:
Payable to broker	71,824,777	—	—
Management fee payable	350,413	(9,462)	30,794
Brokerage fee payable	6,398	(7,666)	8,251

Net cash used for operating activities	(443,248,375)	(7,355,076)	(54,052,826)

Cash flows from financing activities:
Proceeds from sale of Units	459,641,568	89,803,186	114,426,652
Redemption of Units	(47,345,438)	(61,763,342)	(47,212,300)
Cash distributions paid on Units and General Units	—	(784,011)	(2,112,038)

Net cash provided by financing activities	412,296,130	27,255,833	65,102,314

Net change in cash held by broker	(30,952,245)	19,900,757	11,049,488
Unrestricted cash held by broker at beginning of period	30,952,245	11,051,488	2,000

Unrestricted cash held by broker at end of period	$—	$30,952,245	$11,051,488

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

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

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold*	28,800,000	$459,641,568	3,600,000	$89,803,186	4,200,000	$114,426,652
Shares Redeemed*	(3,200,000)	$(47,345,438)	(3,000,000)	$(61,763,342)	(2,000,000)	$(47,212,300)

Net Increase	25,600,000	$412,296,130	600,000	$28,039,844	2,200,000	$67,214,352

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on pages 36 and 37 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on pages 38 and 39 of this Form 10-K.

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