Form 10-K/A
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund; DB Gold Master Fund
filed 2010-06-18
CIK 1367305, 1367306, 1383055, 1383056

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

March 8, 2010

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of DB Gold Master Fund (the “Master Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Master Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Master Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Master Fund’s assets that could have a material effect on the financial statements.

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

The Master Fund’s independent registered public accounting firm, KPMG LLP, has audited the Master Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 38 of the Master Fund’s Annual Report on Form 10-K.

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
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Gold Master Fund:

We have audited DB Gold Master Fund’s (the Master Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Master Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Master Fund’s internal control over financial reporting based on our audit.

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

In our opinion, DB Gold Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments of DB Gold Master Fund as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated June 18, 2010 expressed an unqualified opinion on those financial statements.

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
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Gold Master Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments of DB Gold Master Fund (the Master Fund) as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DB Gold Master Fund as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DB Gold Master Fund’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 18, 2010 expressed an unqualified opinion on the effectiveness of the Master Fund’s internal control over financial reporting.

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

DB Gold Master Fund

(A majority owned subsidiary of PowerShares DB Gold Fund)

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of December 31, 2009 and 2008, respectively	2,000	2,000
Accumulated earnings	1,142	574

Total General units	3,142	2,574

Units:
Paid in capital - 4,600,000 and 2,600,000 redeemable Units issued and outstanding as of December 31, 2009 and 2008, respectively	145,857,424	74,428,574
Accumulated earnings	34,803,965	9,231,973

Total Units	180,661,389	83,660,547

Total unitholders’ equity	180,664,531	83,663,121

Total liabilities and equity	$194,392,867	$83,693,739

Net asset value per unit
General units	$39.28	$32.18
Units	$39.27	$32.18

See accompanying notes to consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of PowerShares DB Gold Fund)

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

DB Gold Master Fund

(A majority owned subsidiary of PowerShares DB Gold Fund)

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

DB Gold Master Fund

(A majority owned subsidiary of PowerShares DB Gold Fund)

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

DB Gold Master Fund

(A majority owned subsidiary of PowerShares DB Gold Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2009

	General Units				Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2009	80	$2,000	$574	$2,574	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,663,121
Sale of Units					2,800,000	99,334,292		99,334,292	99,334,292
Redemption of Units					(800,000)	(27,905,442)		(27,905,442)	(27,905,442)
Net Income
Net investment loss			(10)	(10)			(511,034)	(511,034)	(511,044)
Net realized gain on United States Treasury Obligations and Futures			342	342			13,916,337	13,916,337	13,916,679
Net change in unrealized gain on United States Treasury Obligations and Futures			236	236			12,166,689	12,166,689	12,166,925

Net Income			568	568			25,571,992	25,571,992	25,572,560

Balance at December 31, 2009	80	$2,000	$1,142	$3,142	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,664,531

See accompanying notes to consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of PowerShares DB Gold Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2008

	General Units				Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2008	80	$2,000	$262	$2,262	1,400,000	$37,170,860	$7,004,149	$44,175,009	$44,177,271
Sale of Units					3,000,000	95,134,198		95,134,198	95,134,198
Redemption of Units					(1,800,000)	(57,876,484)		(57,876,484)	(57,876,484)
Net Income
Net investment income			43	43			690,867	690,867	690,910
Net realized loss on United States Treasury Obligations and Futures			(6)	(6)			(1,299,283)	(1,299,283)	(1,299,289)
Net change in unrealized gain on United States Treasury Obligations and Futures			285	285			3,460,240	3,460,240	3,460,525

Net Income			322	322			2,851,824	2,851,824	2,852,146

Distributions of net investment income			(10)	(10)			(624,000)	(624,000)	(624,010)

Balance at December 31, 2008	80	$2,000	$574	$2,574	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,663,121

See accompanying notes to consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of PowerShares DB Gold Fund)

Statement of Changes in Unitholders’ Equity

For the Period Ended December 31, 2007(i)

	General Units				Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 3, 2007	80	$2,000	$—	$2,000	—	$—	$—	$—	$2,000
Sale of Units					2,000,000	53,218,902		53,218,902	53,218,902
Redemption of Units					(600,000)	(16,048,042)		(16,048,042)	(16,048,042)
Net Income
Net investment income			45	45			1,032,793	1,032,793	1,032,838
Net realized gain on United States Treasury Obligations and Futures			54	54			665,854	665,854	665,908
Net change in unrealized gain on United States Treasury Obligations and Futures			195	195			6,277,502	6,277,502	6,277,697

Net Income			294	294			7,976,149	7,976,149	7,976,443

Distributions of net investment income			(32)	(32)			(972,000)	(972,000)	(972,032)

Balance at December 31, 2007	80	$2,000	$262	$2,262	1,400,000	$37,170,860	$7,004,149	$44,175,009	$44,177,271

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

DB Gold Master Fund

(A majority owned subsidiary of PowerShares DB Gold Fund)

Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by operating activities:
Net Income	$25,572,560	$2,852,146	$7,976,443
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(527,831,771)	(277,503,383)	(126,122,942)
Proceeds from securities sold and matured	395,998,003	277,405,815	87,827,067
Net accretion of discount on United States Treasury Obligations	(161,516)	(984,335)	(1,064,937)
Net realized (gain) loss on United States Treasury Obligations	1,171	(50,324)	(568)
Net change in unrealized gain on United States Treasury Obligations and futures	(12,166,925)	(3,460,525)	(6,277,697)
Change in operating receivables and liabilities:
Payable to broker	13,645,890	(1,448,582)	1,448,582
Management fee payable	49,098	13,412	16,780
Other assets	—	3,556	(3,556)
Brokerage fee payable	2,730	426	—

Net cash used for operating activities	(104,890,760)	(3,171,794)	(36,200,828)

Cash flows from financing activities:
Proceeds from sale of Units	99,334,292	95,134,198	53,218,902
Redemption of Units	(27,905,442)	(57,876,484)	(16,048,042)
Cash distributions paid on Units and General Units	—	(624,010)	(972,032)

Net cash provided by financing activities	71,428,850	36,633,704	36,198,828

Net change in cash held by broker	(33,461,910)	33,461,910	(2,000)
Cash held by broker at beginning of period	33,461,910	—	2,000

Cash held by broker at end of period	$—	$33,461,910	$—

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

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

	Shares Year Ended December 31, 2009	Paid in Capital Year Ended December 31, 2009	Shares Year Ended December 31, 2008	Paid in Capital Year Ended December 31, 2008	Shares Period Ended December 31, 2007	Paid in Capital Period Ended December 31, 2007
Shares Sold*	2,800,000	$99,334,292	3,000,000	$95,134,198	2,000,000	$53,218,902
Shares Redeemed*	(800,000)	(27,905,442)	(1,800,000)	(57,876,484)	(600,000)	(16,048,042)

Net Increase	2,000,000	$71,428,850	1,200,000	$37,257,714	1,400,000	$37,170,860

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on pages 35 and 36 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on pages 37 and 38 of this Form 10-K.

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