Form 10-K/A
period 2009-12-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund; DB Precious Metals Master Fund
filed 2010-06-18
CIK 1367305, 1367306, 1383057, 1383059

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

March 8, 2010

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of DB Precious Metals Master Fund (the “Master Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Master Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Master Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Master Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Master Fund’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Master Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Master Fund maintained effective internal control over financial reporting as of December 31, 2009.

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
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Precious Metals Master Fund:

We have audited DB Precious Metals Master Fund’s (the Master Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Master Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Master Fund’s internal control over financial reporting based on our audit.

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

In our opinion, DB Precious Metals Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments of DB Precious Metals Master Fund as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, and our report dated June 18, 2010 expressed an unqualified opinion on those financial statements.

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
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB Precious Metals Master Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of DB Precious Metals Master Fund (the Master Fund) as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DB Precious Metals Master Fund as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, and the period from January 3, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DB Precious Metals Master Fund’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 18, 2010 expressed an unqualified opinion on the effectiveness of the Master Fund’s internal control over financial reporting.

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

DB Precious Metals Master Fund

(A majority owned subsidiary of PowerShares DB Precious Metals Fund)

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of December 31, 2009 and 2008, respectively	2,000	2,000
Accumulated earnings	1,010	378

Total General units	3,010	2,378

Units:
Paid in capital - 7,000,000 and 2,600,000 redeemable Units issued and outstanding as of December 31, 2009 and 2008, respectively	242,373,232	83,464,734
Accumulated earnings (deficit)	21,052,517	(6,169,893)

Total Units	263,425,749	77,294,841

Total unitholders’ equity	263,428,759	77,297,219

Total liabilities and equity	$273,306,954	$77,344,064

Net asset value per unit
General units	$37.63	$29.73
Units	$37.63	$29.73

See accompanying notes to consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of PowerShares DB Precious Metals Fund)

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

DB Precious Metals Master Fund

(A majority owned subsidiary of PowerShares DB Precious Metals Fund)

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

DB Precious Metals Master Fund

(A majority owned subsidiary of PowerShares DB Precious Metals Fund)

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

DB Precious Metals Master Fund

(A majority owned subsidiary of PowerShares DB Precious Metals Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$378	$2,378	2,600,000	$83,464,734	$(6,169,893)	$77,294,841	$77,297,219
Sale of Units					5,000,000	178,057,984		178,057,984	178,057,984
Redemption of Units					(600,000)	(19,149,486)		(19,149,486)	(19,149,486)
Net Income
Net investment loss			(16)	(16)			(1,009,259)	(1,009,259)	(1,009,275)
Net realized gain on United States Treasury Obligations and Futures			384	384			22,567,044	22,567,044	22,567,428
Net change in unrealized gain on United States Treasury Obligations and Futures			264	264			5,664,625	5,664,625	5,664,889

Net Income			632	632			27,222,410	27,222,410	27,223,042

Balance at December 31, 2009	80	$2,000	$1,010	$3,010	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,428,759

See accompanying notes to consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of PowerShares DB Precious Metals Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2008

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2008	80	$2,000	$237	$2,237	1,800,000	$49,408,068	$6,257,645	$55,665,713	$55,667,950
Sale of Units					2,600,000	90,115,976		90,115,976	90,115,976
Redemption of Units					(1,800,000)	(56,059,310)		(56,059,310)	(56,059,310)
Net Income (Loss)
Net investment income			16	16			778,906	778,906	778,922
Net realized loss on United States Treasury Obligations and Futures			(534)	(534)			(17,630,283)	(17,630,283)	(17,630,817)
Net change in unrealized gain on United States Treasury Obligations and Futures			670	670			5,125,839	5,125,839	5,126,509

Net Income (Loss)			152	152			(11,725,538)	(11,725,538)	(11,725,386)

Distributions of net investment income			(11)	(11)			(702,000)	(702,000)	(702,011)

Balance at December 31, 2008	80	$2,000	$378	$2,378	2,600,000	$83,464,734	$(6,169,893)	$77,294,841	$77,297,219

See accompanying notes to consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of PowerShares DB Precious Metals Fund)

Statement of Changes in Unitholders’ Equity

For the Period Ended December 31, 2007(i)

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 3, 2007	80	$2,000	$—	$2,000	—	$—	$—	$—	$2,000
Sale of Units					2,200,000	60,147,208		60,147,208	60,147,208
Redemption of Units					(400,000)	(10,739,140)		(10,739,140)	(10,739,140)
Net Income
Net investment income			42	42			902,598	902,598	902,640
Net realized gain on United States Treasury Obligations and Futures			62	62			1,163,153	1,163,153	1,163,215
Net change in unrealized gain on United States Treasury Obligations and Futures			157	157			5,031,894	5,031,894	5,032,051

Net Income			261	261			7,097,645	7,097,645	7,097,906

Distributions of net investment income			(24)	(24)			(840,000)	(840,000)	(840,024)

Balance at December 31, 2007	80	$2,000	$237	$2,237	1,800,000	$49,408,068	$6,257,645	$55,665,713	$55,667,950

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

DB Precious Metals Master Fund

(A majority owned subsidiary of PowerShares DB Precious Metals Fund)

Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$27,223,042	$(11,725,386)	$7,097,906
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(685,795,975)	(382,153,563)	(121,210,590)
Proceeds from securities sold and matured	484,999,617	376,423,757	72,884,116
Net accretion of discount on United States Treasury Obligations	(194,797)	(1,407,035)	(1,001,273)
Net realized gain on United States Treasury Obligations	(943)	(21,049)	(5,770)
Net change in unrealized gain on United States Treasury Obligations and futures	(5,664,889)	(5,126,509)	(5,032,051)
Change in operating receivables and liabilities:
Payable to broker	9,709,456	—	—
Management fee payable	120,465	16,005	30,081
Other assets	—	2,354	(2,354)
Brokerage fee payable	1,429	759	—

Net cash used for operating activities	(169,602,595)	(23,990,667)	(47,239,935)

Cash flows from financing activities:
Proceeds from sale of Units	178,057,984	90,115,976	60,147,208
Redemption of Units	(19,149,486)	(56,059,310)	(10,739,140)
Cash distributions paid on Units and General Units	—	(702,011)	(840,024)

Net cash provided by financing activities	158,908,498	33,354,655	48,568,044

Net change in cash held by broker	(10,694,097)	9,363,988	1,328,109
Cash held by broker at beginning of period	10,694,097	1,330,109	2,000

Cash held by broker at end of period	$—	$10,694,097	$1,330,109

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

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

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold*	5,000,000	$178,057,984	2,600,000	$90,115,976	2,200,000	$60,147,208
Shares Redeemed*	(600,000)	(19,149,486)	(1,800,000)	(56,059,310)	(400,000)	(10,739,140)

Net Increase	4,400,000	$158,908,498	800,000	$34,056,666	1,800,000	$49,408,068

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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