Form 10-Q/A
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND; DB SILVER MASTER FUND
filed 2010-06-25
CIK 1367305, 1367306, 1383054, 1383086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2010: 2,000,000 Shares.

EXPLANATORY NOTE:

On May 10, 2010, we filed a Quarterly Report on Form 10-Q for the period ended March 31, 2010 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On May 27, 2010, we received comments from the SEC on our Original Report. We are filing this amendment to file separate Master Fund financials and to incorporate our responses to these comments. For avoidance of doubt, the Fund financials included herein continue to be presented on a consolidated basis with the Master Fund and remain unchanged as filed in the Original Report. Disclosures in this Form 10-Q/A affected by our responses to the SEC’s comments and amended by this filing are:

1.	Financial Statements – to include the financial statements of the Master Fund;

2.	Notes to the Consolidated Financial Statements – to add explanatory language regarding the Master Fund financial statements;

3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview/Introduction – to add explanatory language regarding the Master Fund in the master feeder structure;

4.	Controls and Procedures – to add explanatory language that disclosures under Item 4 include both the Fund and the Master Fund; and

5.	Certifications – to add separate certifications for the Master Fund.

Except as stated herein, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Quarterly Report on Form 10-Q/A to materially modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	492	402

Total General units	2,492	2,402

Units:
Paid in capital - 2,000,000 and 4,200,000 redeemable units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	52,095,588	121,084,762
Accumulated earnings	10,211,207	5,002,207

Total Units	62,306,795	126,086,969

Total unitholders’ equity	62,309,287	126,089,371

Total liabilities and equity	$66,354,682	$126,143,547

Net asset value per unit
General units	$31.15	$30.03
Limited Units	$31.15	$30.02

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of PowerShares DB Silver Fund)

Unaudited Schedule of Investments

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

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of PowerShares DB Silver Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2010

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$402	$2,402	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,089,371

Redemption of Units					(2,200,000)	(68,989,174)		(68,989,174)	(68,989,174)

Net Income

Net investment loss			(6)	(6)			(152,607)	(152,607)	(152,613)

Net realized gain on United States Treasury Obligations and Futures			32	32			1,904,381	1,904,381	1,904,413

Net change in unrealized gain on United States Treasury Obligations and Futures			64	64			3,457,226	3,457,226	3,457,290

Net Income			90	90			5,209,000	5,209,000	5,209,090

Balance at March 31, 2010	80	$2,000	$492	$2,492	2,000,000	$52,095,588	$10,211,207	$62,306,795	$62,309,287

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of PowerShares DB Silver Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(378)	$1,622	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,592,258

Sale of Units					800,000	19,800,634		19,800,634	19,800,634

Redemption of Units					(400,000)	(9,034,858)		(9,034,858)	(9,034,858)

Net Income

Net investment loss			(2)	(2)			(52,006)	(52,006)	(52,008)

Net realized gain on United States Treasury Obligations and Futures			74	74			2,209,210	2,209,210	2,209,284

Net change in unrealized gain on United States Treasury Obligations and Futures			172	172			3,093,651	3,093,651	3,093,823

Net Income			244	244			5,250,855	5,250,855	5,251,099

Balance at March 31, 2009	80	$2,000	$(134)	$1,866	2,600,000	$70,665,116	$(10,057,849)	$60,607,267	$60,609,133

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of PowerShares DB Silver Fund)

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$5,209,090	$5,251,099
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(62,483,374)	(52,474,234)
Proceeds from securities sold and matured	130,498,180	28,499,844
Net accretion of discount on United States Treasury Obligations	(11,226)	(17,652)
Net realized (gain) loss on United States Treasury Obligations	(128)	151
Net change in unrealized gain on United States Treasury Obligations and futures	(3,457,290)	(3,093,823)
Change in operating receivables and liabilities:
Payable for securities purchased	3,998,584	—
Payable to broker	—	1,538,528
Management fee payable	(6,822)	8,848
Brokerage fee payable	(543)	255

Net cash provided by (used for) operating activities	73,746,471	(20,286,984)

Cash flows from financing activities:
Proceeds from sale of Units	—	19,800,634
Redemption of Units	(68,989,174)	(9,034,858)

Net cash provided by (used for) financing activities	(68,989,174)	10,765,776

Net change in cash held by broker	4,757,297	(9,521,208)
Cash held by broker at beginning of period	8,153,241	9,521,208

Cash held by broker at end of period	$12,910,538	$—

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

Separate financial statements of the Master Fund are presented to comply with SEC reporting requirements as the Master Fund is a separate SEC registrant. The Master Fund is wholly-owned by the Fund and the Managing Owner.

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

Each Share redeemed by the Fund correlates with a Master Fund Unit redeemed by the Master Fund. Master Fund Units may only be redeemed by the Fund.

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold*	—	800,000	$—	$19,800,634
Shares Redeemed*	(2,200,000)	(400,000)	(68,989,174)	(9,034,858)

Net Increase/(Decrease)	(2,200,000)	400,000	$(68,989,174)	$10,765,776

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

For purposes of this Item 4, all references to the “Fund” shall be read to specifically include the Fund and the Master Fund.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 8, 2010, and as amended on June 18, 2010.

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Silver Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Silver Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: June 25, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

E-1