Form 10-Q/A
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund; DB Gold Master Fund
filed 2010-06-25
CIK 1367305, 1367306, 1383055, 1383056

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

Commitments and Contingencies (Note 9)

Equity
Unitholders' equity
General units:
Paid in capital – 80 units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	1,180	1,142

Total General units	3,180	3,142

Units:
Paid in capital – 4,000,000 and 4,600,000 redeemable units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	121,983,120	145,857,424
Accumulated earnings	37,043,220	34,803,965

Total Units	159,026,340	180,661,389

Total unitholders' equity	159,029,520	180,664,531

Total liabilities and equity	$165,130,322	$194,392,867

Net asset value per unit
General units	$39.75	$39.28
Limited Units	$39.76	$39.27

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of PowerShares DB Gold Fund)

Unaudited Schedule of Investments

March 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due April 1, 2010	3.77%	$6,000,000	$6,000,000
U.S. Treasury Bills, 0.11% due April 8, 2010	9.43	14,999,715	15,000,000
U.S. Treasury Bills, 0.135% due April 15, 2010	3.77	5,999,634	6,000,000
U.S. Treasury Bills, 0.105% due April 22, 2010	4.09	6,499,428	6,500,000
U.S. Treasury Bills, 0.15% due April 29, 2010	8.18	12,998,479	13,000,000
U.S. Treasury Bills, 0.145% due May 13, 2010	23.89	37,993,578	38,000,000
U.S. Treasury Bills, 0.13% due May 20, 2010	18.23	28,994,287	29,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	0.63	999,756	1,000,000
U.S. Treasury Bills, 0.125% due June 3, 2010	12.57	19,994,860	20,000,000
U.S. Treasury Bills, 0.15% due June 10, 2010	4.40	6,998,068	7,000,000
U.S. Treasury Bills, 0.155% due June 24, 2010	5.03	7,997,480	8,000,000
U.S. Treasury Bills, 0.145% due July 1, 2010	3.77	5,997,649	6,000,000

Total United States Treasury Obligations (cost $155,479,286)	97.76%	$155,472,934

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Gold (1,418 contracts, settlement date October 27, 2010)	(1.92)	$(3,058,020)

Net Unrealized Depreciation on Futures Contracts	(1.92)%	$(3,058,020)

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

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of PowerShares DB Gold Fund)

Unaudited Statement of Changes in Unitholders' Equity

For the Three Months Ended March 31, 2010

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders' Equity
Balance at January 1, 2010	80	$2,000	$1,142	$3,142	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,664,531
Sale of Units					200,000	8,019,688		8,019,688	8,019,688
Redemption of Units					(800,000)	(31,893,992)		(31,893,992)	(31,893,992)
Net Income
Net investment loss			(6)	(6)			(286,211)	(286,211)	(286,217)
Net realized gain on United States Treasury Obligations and Futures			574	574			27,494,455	27,494,455	27,495,029
Net change in unrealized loss on United States Treasury Obligations and Futures			(530)	(530)			(24,968,989)	(24,968,989)	(24,969,519)

Net Income			38	38			2,239,255	2,239,255	2,239,293

Balance at March 31, 2010	80	$2,000	$1,180	$3,180	4,000,000	$121,983,120	$37,043,220	$159,026,340	$159,029,520

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of PowerShares DB Gold Fund)

Unaudited Statement of Changes in Unitholders' Equity

For the Three Months Ended March 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders' Equity
Balance at January 1, 2009	80	$2,000	$574	$2,574	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,663,121
Sale of Units					800,000	27,197,136		27,197,136	27,197,136
Redemption of Units					(400,000)	(13,615,534)		(13,615,534)	(13,615,534)
Net Income
Net investment loss			(4)	(4)			(91,746)	(91,746)	(91,750)
Net realized gain on United States Treasury Obligations and Futures			62	62			2,252,183	2,252,183	2,252,245
Net change in unrealized gain on United States Treasury Obligations and Futures			50	50			1,196,483	1,196,483	1,196,533

Net Income			108	108			3,356,920	3,356,920	3,357,028

Balance at March 31, 2009	80	$2,000	$682	$2,682	3,000,000	$88,010,176	$12,588,893	$100,599,069	$100,601,751

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of PowerShares DB Gold Fund)

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$2,239,293	$3,357,028
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(149,463,275)	(92,461,248)
Proceeds from securities sold and matured	166,499,437	41,498,035
Net accretion of discount on United States Treasury Obligations	(27,349)	(29,392)
Net realized (gain) loss on United States Treasury Obligations	(379)	1,715
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	24,969,519	(1,196,533)
Change in operating receivables and liabilities:
Payable for securities purchased	5,997,877	—
Payable to broker	(13,645,890)	1,774,076
Management fee payable	20,548	12,863
Brokerage fee payable	(69)	(56)

Net cash provided by (used for) operating activities	36,589,712	(47,043,512)

Cash flows from financing activities:
Proceeds from sale of Units	8,019,688	27,197,136
Redemption of Units	(31,893,992)	(13,615,534)

Net cash provided by (used for) financing activities	(23,874,304)	13,581,602

Net change in cash held by broker	12,715,408	(33,461,910)
Cash held by broker at beginning of period	—	33,461,910

Cash held by broker at end of period	$12,715,408	$—

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

Each Share redeemed by the Fund correlates with a Master Fund Unit redeemed by the Master Fund. Master Fund Units may only be redeemed by the Fund.

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold*	200,000	800,000	$8,019,688	$27,197,136
Shares Redeemed*	(800,000)	(400,000)	(31,893,992)	(13,615,534)

Net Increase/(Decrease)	(600,000)	400,000	$(23,874,304)	$13,581,602

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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