Form 10-Q/A
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND; POWERSHARES DB AGRICULTURE FUND
filed 2010-06-25
CIK 1367305, 1367306, 1383081, 1383082

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings (deficit)	(62)	114

Total General units	1,938	2,114

Limited units:
Paid in capital - 96,200,000 and 95,200,000 redeemable units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,834,202,662	2,798,734,352
Accumulated deficit	(503,020,621)	(283,034,627)

Total Units	2,331,182,041	2,515,699,725

Total unitholders’ equity	2,331,183,979	2,515,701,839

Total liabilities and equity	$2,364,094,862	$2,517,607,090

Net asset value per unit
General units	$24.23	$26.43
Limited Units	$24.23	$26.43

See accompanying notes to unaudited consolidated financial statements.

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

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of PowerShares DB Agriculture Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2010

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$114	$2,114	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,701,839

Sale of Units					10,800,000	283,303,252		283,303,252	283,303,252

Redemption of Units					(9,800,000)	(247,834,942)		(247,834,942)	(247,834,942)

Net Loss

Net investment loss			(4)	(4)			(5,315,477)	(5,315,477)	(5,315,481)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Transactions			(32)	(32)			(41,504,044)	(41,504,044)	(41,504,076)

Net change in unrealized loss on United States Treasury Obligations, Futures and Foreign Currency Transaction			(140)	(140)			(173,166,473)	(173,166,473)	(173,166,613)

Net Loss			(176)	(176)			(219,985,994)	(219,985,994)	(219,986,170)

Balance at March 31, 2010	80	$2,000	$(62)	$1,938	96,200,000	$2,834,202,662	$(503,020,621)	$2,331,182,041	$2,331,183,979

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of PowerShares DB Agriculture Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$76	$2,076	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,896,653

Sale of Units					27,400,000	676,566,474		676,566,474	676,566,474

Redemption of Units					(600,000)	(13,928,290)		(13,928,290)	(13,928,290)

Net Loss

Net investment loss			(4)	(4)			(2,117,093)	(2,117,093)	(2,117,097)

Net realized loss on United States Treasury Obligations and Futures			(10)	(10)			(5,769,040)	(5,769,040)	(5,769,050)

Net change in unrealized loss on United States Treasury Obligations and Futures			(108)	(108)			(62,722,998)	(62,722,998)	(62,723,106)

Net Loss			(122)	(122)			(70,609,131)	(70,609,131)	(70,609,253)

Balance at March 31, 2009	80	$2,000	$(46)	$1,954	67,800,000	$2,054,441,830	$(398,518,200)	$1,655,923,630	$1,655,925,584

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of PowerShares DB Agriculture Fund)

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Loss	$(219,986,170)	$(70,609,253)
Adjustments to reconcile net loss to net cash used for operating activities:
Cost of securities purchased	(2,312,384,988)	(1,610,325,648)
Proceeds from securities sold and matured	2,243,890,994	474,883,456
Net accretion of discount on United States Treasury Obligations	(373,372)	(343,114)
Net realized (gain) loss on United States Treasury Obligations	(898)	4,997
Net change in unrealized loss on United States Treasury Obligations futures	173,166,830	62,723,106
Change in operating receivables and liabilities:
Payable for securities purchased	30,989,029	23,993,200
Payable to broker	(128,609)
Management fee payable	152,101	205,555
Brokerage fee payable	(6,889)	(9,162)

Net cash used for operating activities	(84,681,972)	(1,119,476,863)

Cashs flow from financing activities:
Proceeds from sale of Units	283,303,252	652,142,824
Redemption of Units	(247,834,942)	(13,928,290)

Net cash provided by financing activities	35,468,310	638,214,534

Net change in cash held by broker	(49,213,662)	(481,262,329)
Cash held by broker at beginning of period	241,997,015	732,849,487

Cash held by broker at end of period	$192,783,353	$251,587,158

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Shares Sold*	10,800,000	27,400,000	$283,303,252	$676,566,474

Shares Redeemed*	(9,800,000)	(600,000)	(247,834,942)	(13,928,290)

Net Increase	1,000,000	26,800,000	$35,468,310	$662,638,184

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010, and as amended on June 18, 2010.

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