Form 10-Q/A
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB BASE METALS MASTER FUND; POWERSHARES DB BASE METALS FUND
filed 2010-06-25
CIK 1367305, 1367306, 1383083, 1383084

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

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2010

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 31.3	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-4
Exhibit 31.4	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-5
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-7
Exhibit 32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-8
Exhibit 32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-9

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $464,930,033 and $531,954,120, respectively)	$464,918,085	$531,965,141
Cash held by broker (restricted $40,483,427 and $30,664,456, respectively)	40,483,427	30,664,456
Net unrealized appreciation on futures contracts	70,563,444	149,256,969

Deposits with broker	575,964,956	711,886,566

Total assets	$575,964,956	$711,886,566

Liabilities
Payable to broker	$11,309,206	$71,824,777
Payable for securities purchased	56,979,828	—
Management fee payable	307,045	371,745
Brokerage fee payable	1,938	6,983

Total liabilities	68,598,017	72,203,505

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated deficit	(204)	(198)

Total General units	1,796	1,802

Units:
Paid in capital - 22,600,000 and 28,400,000 redeemable units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	398,149,516	507,550,326
Accumulated earnings	109,215,627	132,130,933

Total Units	507,365,143	639,681,259

Total unitholders’ equity	507,366,939	639,683,061

Total liabilities and equity	$575,964,956	$711,886,566

Net asset value per unit
General unit	$22.45	$22.53
Limited Units	$22.45	$22.52

See accompanying notes to unaudited consolidated financial statements.

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

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of PowerShares DB Base Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2010

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	2,000	(198)	1,802	28,400,000	507,550,326	132,130,933	$639,681,259	$639,683,061
Sale of Units					4,200,000	89,693,932		89,693,932	89,693,932
Redemption of Units					(10,000,000)	(199,094,742)		(199,094,742)	(199,094,742)
Net Loss
Net investment loss			(4)	(4)			(941,404)	(941,404)	(941,408)
Net realized gain on United States Treasury Obligations and Futures			168	168			56,742,422	56,742,422	56,742,590
Net change in unrealized loss on United States Treasury Obligations and Futures			(170)	(170)			(78,716,324)	(78,716,324)	(78,716,494)

Net Loss			(6)	(6)			(22,915,306)	(22,915,306)	(22,915,312)

Balance at March 31, 2010	80	$2,000	$(204)	$1,796	22,600,000	$398,149,516	$109,215,627	$507,365,143	$507,366,939

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of PowerShares DB Base Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(1,046)	$954	2,800,000	$95,254,196	$(61,833,728)	$33,420,468	$33,421,422
Sale of Units					6,600,000	81,293,674		81,293,674	81,293,674
Redemption of Units					(400,000)	(4,639,152)		(4,639,152)	(4,639,152)
Net Income
Net investment loss			(2)	(2)			(93,260)	(93,260)	(93,262)
Net realized loss on United States Treasury Obligations and Futures			(314)	(314)			(17,229,474)	(17,229,474)	(17,229,788)
Net change in unrealized gain on United States Treasury Obligations and Futures			398	398			23,849,953	23,849,953	23,850,351

Net Income			82	82			6,527,219	6,527,219	6,527,301

Balance at March 31, 2009	80	$2,000	$(964)	$1,036	9,000,000	$171,908,718	$(55,306,509)	$116,602,209	$116,603,245

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of PowerShares DB Base Metals Fund)

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income (Loss)	$(22,915,312)	$6,527,301
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(407,897,870)	(102,955,608)
Proceeds from securities sold and matured	474,996,572	33,999,138
Net accretion of discount on United States Treasury Obligations	(73,215)	(13,527)
Net realized (gain) loss on United States Treasury Obligations	(1,400)	600
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	78,716,494	(23,850,351)
Increase in restricted cash	(9,818,971)	—
Change in operating receivables and liabilities:
Payable for securities purchased	56,979,828	—
Payable to broker	(60,515,571)	—
Management fee payable	(64,700)	26,569
Brokerage fee payable	(5,045)	(458)

Net cash provided by (used for) operating activities	109,400,810	(86,266,336)

Cash flows from financing activities:
Proceeds from sale of Units	89,693,932	81,293,674
Redemption of Units	(199,094,742)	(4,639,152)

Net cash provided by (used for) financing activities	(109,400,810)	76,654,522

Net change in cash held by broker	—	(9,611,814)
Unrestricted cash held by broker at beginning of period	—	30,952,245

Unrestricted cash held by broker at end of period	$—	$21,340,431

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

Each Share redeemed by the Fund correlates with a Master Fund Unit redeemed by the Master Fund. Master Fund Units may only be redeemed by the Fund.

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold*	4,200,000	6,600,000	$89,693,932	$81,293,674
Shares Redeemed*	(10,000,000)	(400,000)	(199,094,742)	(4,639,152)

Net Increase/ (Decrease)	(5,800,000)	6,200,000	$(109,400,810)	$76,654,522

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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