Form 10-Q/A
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund; DB Precious Metals Master Fund
filed 2010-06-25
CIK 1367305, 1367306, 1383057, 1383059

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	1,062	1,010

Total General units	3,062	3,010

Units:
Paid in capital - 6,600,000 and 7,000,000 redeemable units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	230,379,424	242,373,232
Accumulated earnings	22,234,637	21,052,517

Total Units	252,614,061	263,425,749

Total unitholders’ equity	252,617,123	263,428,759

Total liabilities and equity	$252,777,182	$273,306,954

Net asset value per unit
General units	$38.28	$37.63
Limited Units	$38.27	$37.63

See accompanying notes to unaudited consolidated financial statements.

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

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of PowerShares DB Precious Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2010

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$1,010	$3,010	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,428,759

Sale of Units					1,200,000	47,395,436		47,395,436	47,395,436

Redemption of Units					(1,600,000)	(59,389,244)		(59,389,244)	(59,389,244)

Net Income

Net investment loss			(4)	(4)			(483,171)	(483,171)	(483,175)

Net realized gain on United States Treasury Obligations and Futures			270	270			22,248,461	22,248,461	22,248,731

Net change in unrealized loss on United States Treasury Obligations and Futures			(214)	(214)			(20,583,170)	(20,583,170)	(20,583,384)

Net Loss			52	52			1,182,120	1,182,120	1,182,172

Balance at March 31, 2010	80	$2,000	$1,062	$3,062	6,600,000	$230,379,424	$22,234,637	$252,614,061	$252,617,123

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of PowerShares DB Precious Metals Fund)

Unaudited Statement of Changes in Unitholders' Equity

For the Three Months Ended March 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$378	$2,378	2,600,000	$83,464,734	$(6,169,893)	$77,294,841	$77,297,219

Sale of Units					1,600,000	52,287,896		52,287,896	52,287,896

Redemption of Units					(400,000)	(12,169,844)		(12,169,844)	(12,169,844)

Net Income

Net investment loss			(4)	(4)			(162,440)	(162,440)	(162,444)

Net realized gain on United States Treasury Obligations and Futures			22	22			1,792,815	1,792,815	1,792,837

Net change in unrealized gain on United States Treasury Obligations and Futures			128	128			836,354	836,354	836,482

Net Income			146	146			2,466,729	2,466,729	2,466,875

Balance at March 31, 2009	80	$2,000	$524	$2,524	3,800,000	$123,582,786	$(3,703,164)	$119,879,622	$119,882,146

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of PowerShares DB Precious Metals Fund)

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$1,182,172	$2,466,875
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(223,453,114)	(116,447,707)
Proceeds from securities sold and matured	257,498,213	62,499,953
Net accretion of discount on United States Treasury Obligations	(34,161)	(33,583)
Net realized gain on United States Treasury Obligations	(36)	(387)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	20,583,384	(836,482)
Change in operating receivables and liabilities:
Payable to broker	(9,709,456)	1,503,928
Management fee payable	(8,836)	34,739
Brokerage fee payable	156	515

Net cash provided by (used for) operating activities	46,058,322	(50,812,149)

Cash flows from financing activities:
Proceeds from sale of Units	47,395,436	52,287,896
Redemption of Units	(59,389,244)	(12,169,844)

Net cash provided by (used for) financing activities	(11,993,808)	40,118,052

Net change in cash held by broker	34,064,514	(10,694,097)
Cash held by broker at beginning of period	—	10,694,097

Cash held by broker at end of period	$34,064,514	$—

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

Each Share redeemed by the Fund correlates with a Master Fund Unit redeemed by the Master Fund. Master Fund Units may only be redeemed by the Fund.

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold*	1,200,000	1,600,000	$47,395,436	$52,287,896
Shares Redeemed*	(1,600,000)	(400,000)	(59,389,244)	(12,169,844)

Net Increase/(Decrease)	(400,000)	1,200,000	$(11,993,808)	$40,118,052

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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