Form 10-Q/A
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund; DB Oil Master Fund
filed 2010-06-25
CIK 1367305, 1367306, 1383058, 1383060

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General unit:
Paid in capital - 80 units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	264	200

Total General units	2,264	2,200

Units:
Paid in capital - 12,000,000 and 13,000,000 redeemable units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	262,674,788	292,486,164
Accumulated earnings	76,867,846	65,152,369

Total Units	339,542,634	357,638,533

Total unitholders’ equity	339,544,898	357,640,733

Total liabilities and equity	$343,769,776	$357,787,205

Net asset value per unit
General units	$28.30	$27.50
Limited Units	$28.30	$27.51

See accompanying notes to unaudited consolidated financial statements.

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

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of PowerShares DB Oil Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2010

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$200	$2,200	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,640,733

Sale of Units					1,400,000	35,750,314		35,750,314	35,750,314

Redemption of Units					(2,400,000)	(65,561,690)		(65,561,690)	(65,561,690)

Net Income

Net investment loss			(2)	(2)			(596,211)	(596,211)	(596,213)

Net realized gain on United States Treasury Obligations and Futures			34	34			5,296,451	5,296,451	5,296,485

Net change in unrealized gain on United States Treasury Obligations and Futures			32	32			7,015,237	7,015,237	7,015,269

Net Income			64	64			11,715,477	11,715,477	11,715,541

Balance at March 31, 2010	80	$2,000	$264	$2,264	12,000,000	$262,674,788	$76,867,846	$339,542,634	$339,544,898

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of PowerShares DB Oil Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(378)	$1,622	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,227,034

Sale of Units					4,800,000	88,074,206		88,074,206	88,074,206

Redemption of Units					(800,000)	(14,928,912)		(14,928,912)	(14,928,912)

Net Income (Loss)

Net investment loss			(2)	(2)			(124,268)	(124,268)	(124,270)

Net realized loss on United States Treasury Obligations and Futures			(86)	(86)			(4,515,425)	(4,515,425)	(4,515,511)

Net change in unrealized gain on United States Treasury Obligations and Futures			42	42			7,843,720	7,843,720	7,843,762

Net Income (Loss)			(46)	(46)			3,204,027	3,204,027	3,203,981

Balance at March 31, 2009	80	$2,000	$(424)	$1,576	8,400,000	$182,380,430	$(16,805,697)	$165,574,733	$165,576,309

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of PowerShares DB Oil Fund)

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$11,715,541	$3,203,981
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(320,917,226)	(166,914,958)
Proceeds from securities sold and matured	343,989,313	78,994,516
Net accretion of discount on United States Treasury Obligations	(52,423)	(31,162)
Net realized loss on United States Treasury Obligations	425	3,331
Net change in unrealized gain on United States Treasury Obligations and futures	(7,015,269)	(7,843,762)
Change in operating receivables and liabilities:
Payable for securities purchased	3,998,586	—
Management fee payable	81,509	34,595
Brokerage fee payable	(1,689)	292

Net cash provided by (used for) operating activities	31,798,767	(92,553,167)

Cash flows from financing activities:
Proceeds from sale of Units	35,750,314	88,074,206
Redemption of Units	(65,561,690)	(14,928,912)

Net cash provided by (used for) financing activities	(29,811,376)	73,145,294

Net change in cash held by broker	1,987,391	(19,407,873)
Cash held by broker at beginning of period	15,134,140	28,145,987

Cash held by broker at end of period	$17,121,531	$8,738,114

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

Each Share redeemed by the Fund correlates with a Master Fund Unit redeemed by the Master Fund. Master Fund Units may only be redeemed by the Fund.

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Shares Sold*	1,400,000	4,800,000	$35,750,314	$88,074,206
Shares Redeemed*	(2,400,000)	(800,000)	(65,561,690)	(14,928,912)

Net Increase/(Decrease)	(1,000,000)	4,000,000	$(29,811,376)	$73,145,294

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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