Form 10-Q/A
period 2010-03-31
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Energy Master Fund; PowerShares DB Energy Fund
filed 2010-06-25
CIK 1367305, 1367306, 1383061, 1383062

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	68	82

Total General units	2,068	2,082

Units:
Paid in capital - 12,400,000 and 12,600,000 redeemable units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	295,721,164	300,850,376
Accumulated earnings	24,859,715	26,931,254

Total Units	320,580,879	327,781,630

Total unitholders’ equity	320,582,947	327,783,712

Total liabilities and equity	$326,790,177	$327,999,666

Net asset value per unit
General units	$25.85	$26.03
Limited Units	$25.85	$26.01

See accompanying notes to unaudited consolidated financial statements.

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

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of PowerShares DB Energy Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2010

	General Units				Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2010	80	$2,000	$82	$2,082	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,783,712

Sale of Units					400,000	9,893,240		9,893,240	9,893,240

Redemption of Units					(600,000)	(15,022,452)		(15,022,452)	(15,022,452)

Net Loss

Net investment loss			(6)	(6)			(550,294)	(550,294)	(550,300)

Net realized loss on United States Treasury Obligations and Futures			—	—			(77,250)	(77,250)	(77,250)

Net change in unrealized loss on United States Treasury Obligations and Futures			(8)	(8)			(1,443,995)	(1,443,995)	(1,444,003)

Net Loss			(14)	(14)			(2,071,539)	(2,071,539)	(2,071,553)

Balance at March 31, 2010	80	$2,000	$68	$2,068	12,400,000	$295,721,164	$24,859,715	$320,580,879	$320,582,947

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of PowerShares DB Energy Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(334)	$1,666	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,926

Sale of Units					1,200,000	22,938,340		22,938,340	22,938,340

Net Loss

Net investment loss			(4)	(4)			(70,522)	(70,522)	(70,526)

Net realized loss on United States Treasury Obligations and Futures			—	—			(5,101)	(5,101)	(5,101)

Net change in unrealized loss on United States Treasury Obligations and Futures			(106)	(106)			(2,049,688)	(2,049,688)	(2,049,794)

Net Loss			(110)	(110)			(2,125,311)	(2,125,311)	(2,125,421)

Balance at March 31, 2009	80	$2,000	$(444)	$1,556	3,000,000	$78,913,644	$(20,595,355)	$58,318,289	$58,319,845

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of PowerShares DB Energy Fund)

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Loss	$(2,071,553)	$(2,125,421)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cost of securities purchased	(300,812,702)	(51,881,078)
Proceeds from securities sold and matured	299,898,717	26,898,927
Net accretion of discount on United States Treasury Obligations	(48,452)	(11,270)
Net realized loss on United States Treasury Obligations	642	606
Net change in unrealized loss on United States Treasury Obligations and futures	1,444,003	2,049,794
Change in operating receivables and liabilities:
Payable for securities purchased	5,997,877	—
Management fee payable	(7,128)	10,193
Brokerage fee payable	527	21

Net cash provided by (used for) operating activities	4,401,931	(25,058,228)

Cash flows from financing activities:
Proceeds from sale of Units	9,893,240	22,938,340
Redemption of Units	(15,022,452)	—

Net cash provided by (used for) financing activities	(5,129,212)	22,938,340

Net change in cash held by broker	(727,281)	(2,119,888)
Cash held by broker at beginning of period	25,950,973	47,716,040

Cash held by broker at end of period	$25,223,692	$45,596,152

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

Each Share redeemed by the Fund correlates with a Master Fund Unit redeemed by the Master Fund. Master Fund Units may only be redeemed by the Fund.

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold*	400,000	1,200,000	$9,893,240	$22,938,340
Shares Redeemed*	(600,000)	—	(15,022,452)	—

Net Increase/(Decrease)	(200,000)	1,200,000	$(5,129,212)	$22,938,340

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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