Form 10-Q
period 2010-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND; POWERSHARES DB AGRICULTURE FUND
filed 2010-08-05
CIK 1367305, 1367306, 1383081, 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of outstanding Shares as of June 30, 2010: 77,000,000 Shares.

POWERSHARES DB AGRICULTURE FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,769,721,165 and $2,246,775,677, respectively)	$1,769,684,134	$2,246,810,796
Cash held by broker	91,562,954	241,997,015
Net unrealized appreciation (depreciation) on futures contracts	(5,031,728)	28,799,279

Deposits with broker	1,856,215,360	2,517,607,090

Total assets	$1,856,215,360	$2,517,607,090

Liabilities
Payable to broker	$—	$325,628
Payable for securities purchased	7,996,967	—
Management fee payable	1,303,654	1,569,426
Brokerage fee payable	24,092	10,197

Total liabilities	9,324,713	1,905,251

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings (deficit)	(41)	57

Total General shares	959	1,057

Shares:
Paid in capital—77,000,000 and 95,200,000 redeemable Shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,373,639,552	2,798,734,352
Accumulated deficit	(526,750,823)	(283,034,627)

Total Shares	1,846,888,729	2,515,699,725

Total shareholders’ equity	1,846,889,688	2,515,700,782

Non-controlling interest in consolidated subsidiary—related party	959	1,057

Total equity	1,846,890,647	2,515,701,839

Total liabilities and equity	$1,856,215,360	$2,517,607,090

Net asset value per share
General shares	$23.98	$26.43
Shares	$23.99	$26.43

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	0.43%	$8,000,000	$8,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	34.76	641,991,013	642,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	6.98	128,994,969	129,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	5.08	93,892,770	93,900,000
U.S. Treasury Bills, 0.15% due July 29, 2010	10.18	187,975,560	188,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	8.82	162,974,246	163,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	9.80	180,965,248	181,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	4.76	87,980,200	88,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	1.19	21,994,104	22,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	0.87	15,995,600	16,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	1.35	24,992,475	25,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	10.99	202,932,604	203,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	0.16	2,998,881	3,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	0.43	7,996,464	8,000,000

Total United States Treasury Obligations (cost $1,769,721,165)	95.80%	1,769,684,134

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Feeder Cattle (1,599 contracts, settlement date August 26, 2010)	(0.02)%	$(378,063)
Feeder Cattle (49 contracts, settlement date September 30, 2010)	0.00	(89,450)
Cocoa (6,651 contracts, settlement date September 15, 2010)	(0.21)	(3,820,290)
Coffee (3,946 contracts, settlement date September 20, 2010)	2.41	44,477,775
Corn (6,523 contracts, settlement date December 14, 2010)	(0.93)	(17,290,375)
Corn (4,107 contracts, settlement date March 14, 2011)	(0.17)	(3,182,350)
Cotton (1,517 contracts, settlement date December 8, 2010)	0.01	259,755
Lean Hogs (4,099 contracts, settlement date August 13, 2010)	(0.17)	(3,197,240)
Lean Hogs (1,392 contracts, settlement date October 14, 2010)	0.11	2,014,780
Live Cattle (5,399 contracts, settlement date August 31, 2010)	(0.29)	(5,290,960)
Live Cattle (1,650 contracts, settlement date October 29, 2010)	(0.18)	(3,414,520)
Red Wheat (1,382 contracts, settlement date July 14, 2011)	0.03	463,588
Soybeans (3,140 contracts, settlement date November 12, 2010)	(0.17)	(3,077,463)
Soybeans (1,670 contracts, settlement date January 14, 2011)	(0.61)	(11,206,800)
Soybean Meal (346 contracts, settlement date December 14, 2010)	0.01	245,660
Soybean Oil (470 contracts, settlement date December 14, 2010)	(0.01)	(112,800)
Sugar (9,847 contracts, settlement date June 30, 2011)	(0.12)	(2,237,088)
Wheat (478 contracts, settlement date December 14, 2010)	(0.11)	(1,990,487)
Wheat (1,593 contracts, settlement date July 14, 2011)	0.05	929,975
Wheat KCB (3,815 contracts, settlement date July 14, 2011)	0.10	1,864,625

Net Unrealized Depreciation on Futures Contracts	(0.27)%	$(5,031,728)

Net unrealized depreciation is comprised of unrealized losses of $57,010,056 and unrealized gains of $51,978,328.

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

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$720,449	$764,053	$1,093,066	$1,100,816

Expenses
Management Fee	4,469,048	3,832,287	9,704,715	6,036,018
Brokerage Commissions and Fees	664,231	577,554	1,116,662	827,683

Total Expenses	5,133,279	4,409,841	10,821,377	6,863,701

Net investment loss	(4,412,830)	(3,645,788)	(9,728,311)	(5,762,885)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translations
Net Realized Gain (Loss) on
United States Treasury Obligations	2,873	64	3,771	(4,933)
Futures	(158,526,406)	25,674,036	(199,967,899)	19,909,983
Foreign Currency Translation	(27,569)	—	(91,050)	—

Net realized gain (loss)	(158,551,102)	25,674,100	(200,055,178)	19,905,050

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	27,546	(31,009)	(72,150)	(28,852)
Futures	139,236,127	4,244,841	(33,831,007)	(58,480,422)
Foreign Currency Translations	(29,963)	—	(29,746)	—

Net change in unrealized gain (loss)	139,233,710	4,213,832	(33,932,903)	(58,509,274)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(19,317,392)	29,887,932	(233,988,081)	(38,604,224)

Net Income (Loss)	$(23,730,222)	$26,242,144	$(243,716,392)	$(44,367,109)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	10	(38)	98	23

Net Income (Loss) Attributable to PowerShares DB Agriculture Fund and Subsidiary	$(23,730,212)	$26,242,106	$(243,716,294)	$(44,367,086)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$(31)	$969	96,200,000	$2,834,202,662	$(503,020,621)	$2,331,182,041	$2,331,183,010	$969	$2,331,183,979

Sale of Shares					200,000	4,896,106		4,896,106	4,896,106		4,896,106

Redemption of Shares					(19,400,000)	(465,459,216)		(465,459,216)	(465,459,216)		(465,459,216)

Net Loss

Net investment loss			(1)	(1)			(4,412,828)	(4,412,828)	(4,412,829)	(1)	(4,412,830)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(81)	(81)			(158,550,940)	(158,550,940)	(158,551,021)	(81)	(158,551,102)

Net change in unrealized gain on United States Treasury Obligations, Futures and Foreign Currency Translation			72	72			139,233,566	139,233,566	139,233,638	72	139,233,710

Net Loss			(10)	(10)			(23,730,202)	(23,730,202)	(23,730,212)	(10)	(23,730,222)

Balance at June 30, 2010	40	$1,000	$(41)	$959	77,000,000	$2,373,639,552	$(526,750,823)	$1,846,888,729	$1,846,889,688	$959	$1,846,890,647

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

Net Income

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

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$57	$1,057	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,700,782	$1,057	$2,515,701,839

Sale of Shares					11,000,000	288,199,358		288,199,358	288,199,358		288,199,358

Redemption of Shares					(29,200,000)	(713,294,158)		(713,294,158)	(713,294,158)		(713,294,158)

Net Loss

Net investment loss			(3)	(3)			(9,728,305)	(9,728,305)	(9,728,308)	(3)	(9,728,311)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(97)	(97)			(200,054,984)	(200,054,984)	(200,055,081)	(97)	(200,055,178)

Net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation			2	2			(33,932,907)	(33,932,907)	(33,932,905)	2	(33,932,903)

Net Loss			(98)	(98)			(243,716,196)	(243,716,196)	(243,716,294)	(98)	(243,716,392)

Balance at June 30, 2010	40	$1,000	$(41)	$959	77,000,000	$2,373,639,552	$(526,750,823)	$1,846,888,729	$1,846,889,688	$959	$1,846,890,647

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

Net Loss

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

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Loss	$(243,716,392)	$(44,367,109)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cost of securities purchased	(4,158,595,036)	(3,988,312,884)
Proceeds from securities sold and matured	4,636,747,266	2,041,781,610
Net accretion of discount on United States Treasury Obligations	(1,093,947)	(1,107,670)
Net realized (gain) loss on United States Treasury Obligations	(3,771)	4,933
Net change in unrealized loss on United States Treasury Obligations and futures	33,903,157	58,509,274
Change in operating receivables and liabilities:
Payable for securities purchased	7,996,967	—
Payable to broker	(325,628)	—
Management fee payable	(265,772)	869,605
Brokerage fee payable	13,895	(5,685)

Net cash provided by (used for) operating activities	274,660,739	(1,932,627,926)

Cash flows from financing activities:
Proceeds from sale of Shares	288,199,358	1,393,701,296
Redemption of Shares	(713,294,158)	(78,812,924)

Net cash provided by (used for) financing activities	(425,094,800)	1,314,888,372

Net change in cash held by broker	(150,434,061)	(617,739,554)
Cash held by broker at beginning of period	241,997,015	732,849,487

Cash held by broker at end of period	$91,562,954	$115,109,933

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,769,721,165 and $2,246,775,677, respectively)	$1,769,684,134	$2,246,810,796
Cash held by broker	91,562,954	241,997,015
Net unrealized appreciation (depreciation) on futures contracts	(5,031,728)	28,799,279

Deposits with broker	1,856,215,360	2,517,607,090

Total assets	$1,856,215,360	$2,517,607,090

Liabilities
Payable to broker	$—	$325,628
Payable for securities purchased	7,996,967	—
Management fee payable	1,303,654	1,569,426
Brokerage fee payable	24,092	10,197

Total liabilities	9,324,713	1,905,251

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital—80 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings (deficit)	(82)	114

Total General units	1,918	2,114

Limited units:
Paid in capital -77,000,000 and 95,200,000 redeemable units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,373,639,552	2,798,734,352
Accumulated deficit	(526,750,823)	(283,034,627)

Total Limited units	1,846,888,729	2,515,699,725

Total unitholders’ equity	1,846,890,647	2,515,701,839

Total liabilities and equity	$1,856,215,360	$2,517,607,090

Net asset value per unit
General units	$23.98	$26.43
Limited units	$23.99	$26.43

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	0.43%	$8,000,000	$8,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	34.76	641,991,013	642,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	6.98	128,994,969	129,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	5.08	93,892,770	93,900,000
U.S. Treasury Bills, 0.15% due July 29, 2010	10.18	187,975,560	188,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	8.82	162,974,246	163,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	9.80	180,965,248	181,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	4.76	87,980,200	88,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	1.19	21,994,104	22,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	0.87	15,995,600	16,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	1.35	24,992,475	25,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	10.99	202,932,604	203,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	0.16	2,998,881	3,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	0.43	7,996,464	8,000,000

Total United States Treasury Obligations (cost $1,769,721,165)	95.80%	1,769,684,134

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Feeder Cattle (1,599 contracts, settlement date August 26, 2010)	(0.02)%	$(378,063)
Feeder Cattle (49 contracts, settlement date September 30, 2010)	0.00	(89,450)
Cocoa (6,651 contracts, settlement date September 15, 2010)	(0.21)	(3,820,290)
Coffee (3,946 contracts, settlement date September 20, 2010)	2.41	44,477,775
Corn (6,523 contracts, settlement date December 14, 2010)	(0.93)	(17,290,375)
Corn (4,107 contracts, settlement date March 14, 2011)	(0.17)	(3,182,350)
Cotton (1,517 contracts, settlement date December 8, 2010)	0.01	259,755
Lean Hogs (4,099 contracts, settlement date August 13, 2010)	(0.17)	(3,197,240)
Lean Hogs (1,392 contracts, settlement date October 14, 2010)	0.11	2,014,780
Live Cattle (5,399 contracts, settlement date August 31, 2010)	(0.29)	(5,290,960)
Live Cattle (1,650 contracts, settlement date October 29, 2010)	(0.18)	(3,414,520)
Red Wheat (1,382 contracts, settlement date July 14, 2011)	0.03	463,588
Soybeans (3,140 contracts, settlement date November 12, 2010)	(0.17)	(3,077,463)
Soybeans (1,670 contracts, settlement date January 14, 2011)	(0.61)	(11,206,800)
Soybean Meal (346 contracts, settlement date December 14, 2010)	0.01	245,660
Soybean Oil (470 contracts, settlement date December 14, 2010)	(0.01)	(112,800)
Sugar (9,847 contracts, settlement date June 30, 2011)	(0.12)	(2,237,088)
Wheat (478 contracts, settlement date December 14, 2010)	(0.11)	(1,990,487)
Wheat (1,593 contracts, settlement date July 14, 2011)	0.05	929,975
Wheat KCB (3,815 contracts, settlement date July 14, 2011)	0.10	1,864,625

Net Unrealized Depreciation on Futures Contracts	(0.27)%	$(5,031,728)

Net unrealized depreciation is comprised of unrealized losses of $57,010,056 and unrealized gains of $51,978,328.

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

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$720,449	$764,053	$1,093,066	$1,100,816

Expenses
Management Fee	4,469,048	3,832,287	9,704,715	6,036,018
Brokerage Commissions and Fees	664,231	577,554	1,116,662	827,683

Total Expenses	5,133,279	4,409,841	10,821,377	6,863,701

Net investment loss	(4,412,830)	(3,645,788)	(9,728,311)	(5,762,885)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	2,873	64	3,771	(4,933)
Futures	(158,526,406)	25,674,036	(199,967,899)	19,909,983
Foreign Currency Translation	(27,569)	—	(91,050)	—

Net realized gain (loss)	(158,551,102)	25,674,100	(200,055,178)	19,905,050

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	27,546	(31,009)	(72,150)	(28,852)
Futures	139,236,127	4,244,841	(33,831,007)	(58,480,422)
Foreign Currency Translation	(29,963)	—	(29,746)	—

Net change in unrealized gain (loss)	139,233,710	4,213,832	(33,932,903)	(58,509,274)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(19,317,392)	29,887,932	(233,988,081)	(38,604,224)

Net Income (Loss)	$(23,730,222)	$26,242,144	$(243,716,392)	$(44,367,109)

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders' Equity
Balance at January 1, 2010	80	$2,000	$114	$2,114	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,701,839

Sale of Limited Units					11,000,000	288,199,358		288,199,358	288,199,358

Redemption of Limited Units					(29,200,000)	(713,294,158)		(713,294,158)	(713,294,158)

Net Loss

Net investment loss			(6)	(6)			(9,728,305)	(9,728,305)	(9,728,311)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(194)	(194)			(200,054,984)	(200,054,984)	(200,055,178)

Net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation			4	4			(33,932,907)	(33,932,907)	(33,932,903)

Net Loss			(196)	(196)			(243,716,196)	(243,716,196)	(243,716,392)

Balance at June 30, 2010	80	$2,000	$(82)	$1,918	77,000,000	$2,373,639,552	$(526,750,823)	$1,846,888,729	$1,846,890,647

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2009	80	$2,000	$(46)	$1,954	67,800,000	$2,054,441,830	$(398,518,200)	$1,655,923,630	$1,655,925,584

Sale of Limited Units					26,800,000	717,134,822		717,134,822	717,134,822

Redemption of Limited Units					(2,600,000)	(64,884,634)		(64,884,634)	(64,884,634)

Net Income

Net investment loss			(4)	(4)			(3,645,784)	(3,645,784)	(3,645,788)

Net realized gain on United States Treasury Obligations and Futures			24	24			25,674,076	25,674,076	25,674,100

Net change in unrealized gain on United States Treasury Obligations and Futures			56	56			4,213,776	4,213,776	4,213,832

Net Income			76	76			26,242,068	26,242,068	26,242,144

Balance at June 30, 2009	80	$2,000	$30	$2,030	92,000,000	$2,706,692,018	$(372,276,132)	$2,334,415,886	$2,334,417,916

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$114	$2,114	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,701,839

Sale of Limited Units					11,000,000	288,199,358		288,199,358	288,199,358

Redemption of Limited Units					(29,200,000)	(713,294,158)		(713,294,158)	(713,294,158)

Net Loss

Net investment loss			(6)	(6)			(9,728,305)	(9,728,305)	(9,728,311)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(194)	(194)			(200,054,984)	(200,054,984)	(200,055,178)

Net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation			4	4			(33,932,907)	(33,932,907)	(33,932,903)

Net Loss			(196)	(196)			(243,716,196)	(243,716,196)	(243,716,392)

Balance at June 30, 2010	80	$2,000	$(82)	$1,918	77,000,000	$2,373,639,552	$(526,750,823)	$1,846,888,729	$1,846,890,647

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$76	$2,076	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,896,653

Sale of Limited Units					54,200,000	1,393,701,296		1,393,701,296	1,393,701,296

Redemption of Limited Units					(3,200,000)	(78,812,924)		(78,812,924)	(78,812,924)

Net Loss

Net investment loss			(8)	(8)			(5,762,877)	(5,762,877)	(5,762,885)

Net realized gain on United States Treasury Obligations and Futures			14	14			19,905,036	19,905,036	19,905,050

Net change in unrealized loss on United States Treasury Obligations and Futures			(52)	(52)			(58,509,222)	(58,509,222)	(58,509,274)

Net Loss			(46)	(46)			(44,367,063)	(44,367,063)	(44,367,109)

Balance at June 30, 2009	80	$2,000	$30	$2,030	92,000,000	$2,706,692,018	$(372,276,132)	$2,334,415,886	$2,334,417,916

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Loss	$(243,716,392)	$(44,367,109)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cost of securities purchased	(4,158,595,036)	(3,988,312,884)
Proceeds from securities sold and matured	4,636,747,266	2,041,781,610
Net accretion of discount on United States Treasury Obligations	(1,093,947)	(1,107,670)
Net realized (gain) loss on United States Treasury Obligations	(3,771)	4,933
Net change in unrealized loss on United States Treasury Obligations and futures	33,903,157	58,509,274
Change in operating receivables and liabilities:
Payable for securities purchased	7,996,967	—
Payable to broker	(325,628)	—
Management fee payable	(265,772)	869,605
Brokerage fee payable	13,895	(5,685)

Net cash provided by (used for) operating activities	274,660,739	(1,932,627,926)

Cash flow from financing activities:
Proceeds from sale of Limited Units	288,199,358	1,393,701,296
Redemption of Limited Units	(713,294,158)	(78,812,924)

Net cash provided by financing activities	(425,094,800)	1,314,888,372

Net change in cash held by broker	(150,434,061)	(617,739,554)
Cash held by broker at beginning of period	241,997,015	732,849,487

Cash held by broker at end of period	$91,562,954	$115,109,933

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010

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

This report covers the three months ended June 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended June 30, 2010” and the “Three Months Ended June 30, 2009”, respectively) and the six months ended June 30, 2010 and 2009 (hereinafter referred to as the “Six Months Ended June 30, 2010” and the “Six Months Ended June 30, 2009”, respectively).

Financial statements of the Master Fund are presented separately. The Master Fund is wholly-owned by the Fund and the Managing Owner. Unless otherwise indicated, the notes to the consolidated financial statements apply to both the Fund and the Master Fund.

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

The Fund does not employ leverage. As of June 30, 2010 and December 31, 2009, the Fund had $1,856,215,360 (or 100%) and $2,517,607,090 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $110,556,498 (or 5.96%) and $165,055,931 (or 6.56%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $4,469,048 and $3,832,287, respectively. Management Fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $9,704,715 and $6,036,018, respectively. As of June 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $1,303,654 and $1,569,426, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three

Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $664,231 and $577,554, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $1,116,662 and $827,683, respectively. As of June 30, 2010 and December 31, 2009, brokerage fees payable were $24,092 and $10,197, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2010 and December 31, 2009 were holdings of $110,556,498 and $165,055,931, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $8,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2010. As a result a payable for securities purchased is reported for $7,996,967. There was no payable for securities purchased balance as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2010, the Fund had cash held by the Commodity Broker of $91,562,954 of which $5,031,728 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $241,997,015. There were no cash equivalents held by the Fund as of June 30, 2010 and December 31, 2009.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation position of $5,031,728 and a net unrealized appreciation position of $28,799,279, respectively.

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

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$1,769,684,134	$2,246,810,796
Commodity Futures Contracts (Level 1)	$(5,031,728)	$28,799,279

There were no Level 2 or Level 3 holdings as of June 30, 2010 and December 31, 2009.

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2010 and 2009

and the Six Months Ended June 30, 2010 and 2009

	Shares		Paid in Capital		Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Shares Sold*	200,000	26,800,000	$4,896,106	$717,134,822	11,000,000	54,200,000	$288,199,358	$1,393,701,296
Shares Redeemed*	(19,400,000)	(2,600,000)	(465,459,216)	(64,884,634)	(29,200,000)	(3,200,000)	(713,294,158))	(78,812,924)

Net Increase/(Decrease)	(19,200,000)	24,200,000	$(460,563,110)	$652,250,188	(18,200,000)	51,000,000	$(425,094,800)	$1,314,888,372

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2010 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2010 and 2009 and for the Six Months Ended June 30, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$24.23	$24.42	$26.43	$25.95

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Transactions	(0.19)	1.00	(2.33)	(0.49)
Net investment income (loss)	(0.05)	(0.05)	(0.11)	(0.09)

Net income (loss)	(0.24)	0.95	(2.44)	(0.58)
Net asset value per Share, end of period	$23.99	$25.37	$23.99	$25.37

Market value per Share, beginning of period	$24.22	$24.49	$26.44	$26.18

Market value per Share, end of period	$23.99	$25.45	$23.99	$25.45

Ratio to average Net Assets*
Net investment income (loss)	(0.84)%	(0.71)%	(0.85)%	(0.71)%

Total expenses	0.98%	0.86%	0.95%	0.85%

Total Return, at net asset value **	(0.99)%	3.89%	(9.23)%	(2.24)%

Total Return, at market value **	(0.95)%	3.92%	(9.27)%	(2.79)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on January 18, 1989* (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	12.50
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

*	From January 3, 2007 (commencement of investment operations) to October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”). As of December 2, 1988, the base date of the DBLCI-OY Agriculture ER™, the index base weights of each commodity was: Corn 25.00%, Wheat 25.00%, Soybeans 25.00%, Sugar 25.00%. Accordingly, the closing level on the base date was 100.00%.

The following table reflects the Fund weights of each Index Commodity as of June 30, 2010:

Index Commodity	Fund Weight (%)
Corn	10.93
Soybeans	11.84
Wheat	5.24
Kansas City Wheat	5.72
Sugar	9.54
Cocoa	10.64
Coffee	13.33
Cotton	3.15
Live Cattle	13.83
Feeder Cattle	5.06
Lean Hogs	9.56
Soybean Oil	0.57
Soymeal	0.49

Closing Level as of June 30, 2010:	100.00

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

Contract Selection (OY Index Commodity only)

On the first New York business day (the “Verification Date”) of each month, each OY Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the OY Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new OY Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2010, and the Delivery Month of the OY Index Commodity futures contract currently in such Index is November 2010, a new OY Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying OY Index Commodity of the Index, the new OY Index Commodity futures contract selected will be the OY Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible OY Index Commodity futures contract. Eligible OY Index Commodity futures contracts are any OY Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the OY Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2010 and the Delivery Month of an OY Index Commodity futures contract currently in the Index is November 2010, the Delivery Month of an eligible new OY Index Commodity futures contract must be between December 2010 and October 2011. The implied roll yield is then calculated and the futures contract on the OY Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

Performance Summary

This report covers the three months ended June 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended June 30, 2010” and the “Three Months Ended June 30, 2009”, respectively) and the six months ended June 30, 2010 and 2009 (hereinafter referred to as the “Six Months Ended June 30, 2010” and the “Six Months Ended June 30, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010 and Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2009 and the Six Months Ended June 30, 2009” below provides an overview of the changes in the closing levels of DBLCI Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method (only with respect to the OY Index Commodities) with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI Diversified Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010 and

Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2009 and the Six Months Ended June 30, 2009

	AGGREGATE RETURNS FOR INDICES IN THE DBLCI DIVERSIFIED AGRICULTURE TR™**
Underlying Index	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
DB Corn Indices	(0.70)%	(15.21)%
DB Soybean Indices	(1.65)%	(10.96)%
DB Wheat Indices	(3.74)%	(21.07)%
DB Kansas City Wheat Indices	1.05%	(14.54)%
DB Sugar Indices	(14.27)%	(38.50)%
DB Cocoa Indices	(2.46)%	(12.94)%
DB Coffee Indices	19.01%	17.54%
DB Cotton Indices	(4.39)%	(0.34)%
DB Live Cattle Indices	(2.30)%	3.32%
DB Feeder Cattle Indices	(1.29)%	13.10%
DB Lean Hogs Indices	(3.27)%	2.93%

AGGREGATE RETURNS	(1.01)%	(9.30)%

	AGGREGATE RETURNS FOR INDICES IN THE DBLCI-OY AGRICULTURE TR™**
Underlying Index	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
DB Corn Indices	(15.68)%	(18.59)%
DB Wheat Indices	(2.68)%	(16.26)%
DB Soybean Indices	10.02%	(2.47)%
DB Sugar Indices	21.13%	27.61%

AGGREGATE RETURNS	3.58%	(2.71)%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $274.7 million and $(1,932.6) million for the Six Months Ended June 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2010, $4,158.6 million was paid to purchase United States Treasury Obligations and $4,636.7 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2009, $3,988.3 million was paid to purchase United States Treasury Obligations and $2,041.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $33.9 million and by $58.5 million during the Six Months Ended June 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used by) financing activities was $(425.1) million and $1,314.9 million during the Six Months Ended June 30, 2010 and 2009, respectively. This included $288.2 million and $1,393.7 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

JUNE 30, 2010 AND 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

During the period from January 3, 2007 (commencement of investment operations) to October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. Commencing October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (“DBLCI Diversified Agriculture ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (the “Index Commodities”). The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin. [Therefore, with respect to the above graphs for the Three Months Ended June 30, 2009 and the Six Months Ended June 30, 2009, DBLCIX reflects DBLCI-OY Agriculture ER™, and with respect to the above graphs for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010 , DBLCIX reflects DBLCI-OY Diversified Agriculture ER™.]

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2009, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 0.95% from $24.22 per Share to $23.99 per Share. The Share price high and low for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a high of $25.02 per Share (+3.30%) on April 22, 2010, to a low of $22.87 per Share (-5.57%) on June 7, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2010, the net asset value of each Share decreased 0.99% from $24.23 per Share to $23.99 per Share. A decrease in futures contract prices for corn, wheat, soybeans, sugar, feeder Cattle, cotton, cocoa, live cattle and lean hogs was partially offset by increases in the futures contract prices of Kansas wheat and coffee during the Three Months Ended June 30, 2010, resulting in an overall 1.01% decrease in the level of the DBLCI Diversified Agriculture TR™1 .

Net loss for the Three Months Ended June 30, 2010 was $23.7 million, resulting from $0.7 million of interest income, net realized loss of $158.5 million, net unrealized gains of $139.2 million and operating expenses of $5.1 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 9.27% from $26.44 per Share to $23.99 per Share. The Share price high and low for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $27.01 per Share (+2.16%) on January 6, 2010, to a low of $22.87 per Share (-13.50%) on June 7, 2010.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2010, the net asset value of each Share decreased 9.23% from $26.43 per Share to $23.99 per Share. A decrease in futures contract prices for corn, wheat, soybeans, sugar, Kansas wheat, cotton and cocoa was partially offset by increases in the futures contract prices of feeder cattle, lean hogs, live cattle and coffee during the Six Months Ended June 30, 2010, resulting in an overall 9.30% decrease in the level of the DBLCI Diversified Agriculture TR™.

Net loss for the Six Months Ended June 30, 2010 was $243.7 million, resulting from $1.1 million of interest income, net realized loss of $200.1 million, net unrealized losses of $33.9 million and operating expenses of $10.8 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2010.

Description	Total Assets	Daily Volatility	VaR*(99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$1,856,215,360	1.09%	$46,525,800	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR*(99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,517,607,090	1.45%	$85,045,979	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2010 by Index Commodity:

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010, and as amended June 18, 2010.

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

For the Three Months Ended June 30, 2010, 0.2 million Shares were created for $4.9 million and 19.4 million Shares were redeemed for $465.4 million. On June 30, 2010, 77.0 million Shares were outstanding for a market capitalization of $1,847.2 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2010	19,400,000	$23.99
Three Months Ended June 30, 2009	2,600,000	$24.96

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition of PowerShares DB Agriculture Fund and Subsidiary - June 30, 2010 (unaudited) and December 31, 2009, (ii) the Unaudited Consolidated Schedule of Investments of PowerShares DB Agriculture Fund and Subsidiary - June 30, 2010, (iii) the Consolidated Schedule of Investments of PowerShares DB Agriculture Fund and Subsidiary – December 31, 2009, (iv) the Unaudited Consolidated Statements of Income and Expenses of PowerShares DB Agriculture Fund and Subsidiary - Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009, (v) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Three Months Ended June 30, 2010, (vi) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Three Months Ended June 30, 2009, (vii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Six Months Ended June 30, 2010, (viii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Six Months Ended June 30, 2009, (ix) the Unaudited Consolidated Statements of Cash Flows of PowerShares DB Agriculture Fund and Subsidiary - Six Months Ended June 30, 2010 and 2009, (x) the Statements of Financial Condition of DB Agriculture Master Fund - June 30, 2010 (unaudited) and December 31, 2009, (xi) the Unaudited Schedule of Investments of DB Agriculture Master Fund - June 30, 2010, (xii) the Schedule of Investments of DB Agriculture Master Fund – December 31, 2009, (xiii) the Unaudited Statements of Income and Expenses of DB Agriculture Master Fund - Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009, (xiv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Three Months Ended June 30, 2010, (xv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Three Months Ended June 30, 2009, (xvi) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Six Months Ended June 30, 2010, (xvii) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Six Months Ended June 30, 2009, (xviii) the Unaudited Statements of Cash Flows of DB Agriculture Master Fund - Six Months Ended June 30, 2010 and 2009, (xix) Notes to Unaudited Consolidated Financial Statements of PowerShares DB Agriculture Fund and Subsidiary, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Agriculture Master Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

Dated: August 5, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition of PowerShares DB Agriculture Fund and Subsidiary - June 30, 2010 (unaudited) and December 31, 2009, (ii) the Unaudited Consolidated Schedule of Investments of PowerShares DB Agriculture Fund and Subsidiary - June 30, 2010, (iii) the Consolidated Schedule of Investments of PowerShares DB Agriculture Fund and Subsidiary – December 31, 2009, (iv) the Unaudited Consolidated Statements of Income and Expenses of PowerShares DB Agriculture Fund and Subsidiary - Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009, (v) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Three Months Ended June 30, 2010, (vi) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Three Months Ended June 30, 2009, (vii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Six Months Ended June 30, 2010, (viii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Six Months Ended June 30, 2009, (ix) the Unaudited Consolidated Statements of Cash Flows of PowerShares DB Agriculture Fund and Subsidiary - Six Months Ended June 30, 2010 and 2009, (x) the Statements of Financial Condition of DB Agriculture Master Fund - June 30, 2010 (unaudited) and December 31, 2009, (xi) the Unaudited Schedule of Investments of DB Agriculture Master Fund - June 30, 2010, (xii) the Schedule of Investments of DB Agriculture Master Fund – December 31, 2009, (xiii) the Unaudited Statements of Income and Expenses of DB Agriculture Master Fund - Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009, (xiv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Three Months Ended June 30, 2010, (xv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Three Months Ended June 30, 2009, (xvi) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Six Months Ended June 30, 2010, (xvii) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Six Months Ended June 30, 2009, (xviii) the Unaudited Statements of Cash Flows of DB Agriculture Master Fund - Six Months Ended June 30, 2010 and 2009, (xix) Notes to Unaudited Consolidated Financial Statements of PowerShares DB Agriculture Fund and Subsidiary, tagged as blocks of text.

E-1