Form 10-Q
period 2010-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND; DB SILVER MASTER FUND
filed 2010-08-06
CIK 1367305, 1367306, 1383054, 1383086

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of June 30, 2010: 2,000,000 Shares.

POWERSHARES DB SILVER FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $63,488,157 and $122,491,379, respectively)	$63,483,680	$122,492,866
Cash held by broker	3,802,432	8,153,241
Net unrealized appreciation (depreciation) on futures contracts	3,096,605	(4,502,560)

Deposits with broker	70,382,717	126,143,547

Total assets	$70,382,717	$126,143,547

Liabilities
Payable for securities purchased	$3,998,483	$—
Management fee payable	40,479	52,554
Brokerage fee payable	7,571	1,622

Total liabilities	4,046,533	54,176

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	327	201

Total General shares	1,327	1,201

Shares:
Paid in capital—2,000,000 and 4,200,000 redeemable Shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	52,095,588	121,084,762
Accumulated earnings	14,237,942	5,002,207

Total Shares	66,333,530	126,086,969

Total shareholders’ equity	66,334,857	126,088,170

Non-controlling interest in consolidated subsidiary - related party	1,327	1,201

Total equity	66,336,184	126,089,371

Total liabilities and equity	$70,382,717	$126,143,547

Net asset value per share
General shares	$33.18	$30.03
Shares	$33.17	$30.02

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	6.03%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	0.75	499,962	500,000
U.S. Treasury Bills, 0.15% due July 29, 2010	19.59	12,998,310	13,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	6.03	3,999,368	4,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	1.51	999,808	1,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	16.58	10,997,051	11,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	3.01	1,999,450	2,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	16.58	10,996,348	11,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	19.59	12,995,151	13,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	6.03	3,998,232	4,000,000

Total United States Treasury Obligations (cost $63,488,157)	95.70%	$63,483,680

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Silver (713 contracts, settlement date December 29, 2010)	4.67%	$3,096,605

Net Unrealized Appreciation on Futures Contracts	4.67%	$3,096,605

Net unrealized appreciation is comprised of unrealized gains of $3,336,890 and unrealized losses of $240,285.

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

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$19,210	$26,121	$30,388	$43,773

Expenses
Management Fee	121,731	90,645	279,946	154,960
Brokerage Commissions and Fees	6,493	2,752	12,069	8,097

Total Expenses	128,224	93,397	292,015	163,057

Net investment loss	(109,014)	(67,276)	(261,627)	(119,284)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	—	—	128	(151)
Futures	—	80,725	1,904,285	2,290,160

Net realized gain	—	80,725	1,904,413	2,290,009

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(3,054)	(2,832)	(5,964)	(3,604)
Futures	4,138,965	2,095,660	7,599,165	5,190,255

Net change in unrealized gain	4,135,911	2,092,828	7,593,201	5,186,651

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	4,135,911	2,173,553	9,497,614	7,476,660

Net Income	$4,026,897	$2,106,277	$9,235,987	$7,357,376

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(81)	(41)	(126)	(163)

Net Income Attributable to PowerShares DB Silver Fund and Subsidiary	$4,026,816	$2,106,236	$9,235,861	$7,357,213

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at April 1, 2010	40	$1,000	$246	$1,246	2,000,000	$52,095,588	$10,211,207	$62,306,795	$62,308,041	$1,246	$62,309,287

Net Income

Net investment loss			(2)	(2)			(109,010)	(109,010)	(109,012)	(2)	(109,014)

Net change in unrealized gain on United States Treasury Obligations and Futures			83	83			4,135,745	4,135,745	4,135,828	83	4,135,911

Net Income			81	81			4,026,735	4,026,735	4,026,816	81	4,026,897

Balance at June 30, 2010	40	$1,000	$327	$1,327	2,000,000	$52,095,588	$14,237,942	$66,333,530	$66,334,857	$1,327	$66,336,184

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

Net Income

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

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2010	40	$1,000	$201	$1,201	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,088,170	$1,201	$126,089,371

Redemption of Shares					(2,200,000)	(68,989,174)		(68,989,174)	(68,989,174)		(68,989,174)

Net Income

Net investment loss			(5)	(5)			(261,617)	(261,617)	(261,622)	(5)	(261,627)

Net realized gain on United States Treasury Obligations and Futures			16	16			1,904,381	1,904,381	1,904,397	16	1,904,413

Net change in unrealized gain on United States Treasury Obligations and Futures			115	115			7,592,971	7,592,971	7,593,086	115	7,593,201

Net Income			126	126			9,235,735	9,235,735	9,235,861	126	9,235,987

Balance at June 30, 2010	40	$1,000	$327	$1,327	2,000,000	$52,095,588	$14,237,942	$66,333,530	$66,334,857	$1,327	$66,336,184

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

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income	$9,235,987	$7,357,376
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(121,964,394)	(123,946,494)
Proceeds from securities sold and matured	180,998,180	80,999,844
Net accretion of discount on United States Treasury Obligations	(30,436)	(43,772)
Net realized (gain) loss on United States Treasury Obligations	(128)	151
Net change in unrealized gain on United States Treasury Obligations and futures	(7,593,201)	(5,186,651)
Change in operating receivables and liabilities:
Payable for securities purchased	3,998,483	—
Payable to broker	—	381,695
Management fee payable	(12,075)	17,761
Brokerage fee payable	5,949	250

Net cash provided by (used for) operating activities	64,638,365	(40,419,840)

Cash flows from financing activities:
Proceeds from sale of Shares	—	39,933,490
Redemption of Shares	(68,989,174)	(9,034,858)

Net cash provided by (used for) financing activities	(68,989,174)	30,898,632

Net change in cash held by broker	(4,350,809)	(9,521,208)
Cash held by broker at beginning of period	8,153,241	9,521,208

Cash held by broker at end of period	$3,802,432	$—

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $63,488,157 and $122,491,379, respectively)	$63,483,680	$122,492,866
Cash held by broker	3,802,432	8,153,241
Net unrealized appreciation (depreciation) on futures contracts	3,096,605	(4,502,560)

Deposits with broker	70,382,717	126,143,547

Total assets	$70,382,717	$126,143,547

Liabilities
Payable for securities purchased	$3,998,483	$—
Management fee payable	40,479	52,554
Brokerage fee payable	7,571	1,622

Total liabilities	4,046,533	54,176

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital—80 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	654	402

Total General units	2,654	2,402

Limited units:
Paid in capital—2,000,000 and 4,200,000 redeemable units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	52,095,588	121,084,762
Accumulated earnings	14,237,942	5,002,207

Total Limited units	66,333,530	126,086,969

Total unitholders’ equity	66,336,184	126,089,371

Total liabilities and equity	$70,382,717	$126,143,547

Net asset value per unit
General units	$33.18	$30.03
Limited units	$33.17	$30.02

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	6.03%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	0.75	499,962	500,000
U.S. Treasury Bills, 0.15% due July 29, 2010	19.59	12,998,310	13,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	6.03	3,999,368	4,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	1.51	999,808	1,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	16.58	10,997,051	11,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	3.01	1,999,450	2,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	16.58	10,996,348	11,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	19.59	12,995,151	13,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	6.03	3,998,232	4,000,000

Total United States Treasury Obligations (cost $63,488,157)	95.70%	$63,483,680

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Silver (713 contracts, settlement date December 29, 2010)	4.67%	$3,096,605

Net Unrealized Appreciation on Futures Contracts	4.67%	$3,096,605

Net unrealized appreciation is comprised of unrealized gains of $3,336,890 and unrealized losses of $240,285.

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

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$19,210	$26,121	$30,388	$43,773

Expenses
Management Fee	121,731	90,645	279,946	154,960
Brokerage Commissions and Fees	6,493	2,752	12,069	8,097

Total Expenses	128,224	93,397	292,015	163,057

Net investment loss	(109,014)	(67,276)	(261,627)	(119,284)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	—	—	128	(151)
Futures	—	80,725	1,904,285	2,290,160

Net realized gain	—	80,725	1,904,413	2,290,009

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(3,054)	(2,832)	(5,964)	(3,604)
Futures	4,138,965	2,095,660	7,599,165	5,190,255

Net change in unrealized gain	4,135,911	2,092,828	7,593,201	5,186,651

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	4,135,911	2,173,553	9,497,614	7,476,660

Net Income	$4,026,897	$2,106,277	$9,235,987	$7,357,376

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2010

	General Units				Limited Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at April 1, 2010	80	$2,000	$492	$2,492	2,000,000	$52,095,588	$10,211,207	$62,306,795	$62,309,287

Net Income

Net investment loss			(4)	(4)			(109,010)	(109,010)	(109,014)

Net change in unrealized gain on United States Treasury Obligations and Futures			166	166			4,135,745	4,135,745	4,135,911

Net Income			162	162			4,026,735	4,026,735	4,026,897

Balance at June 30, 2010	80	$2,000	$654	$2,654	2,000,000	$52,095,588	$14,237,942	$66,333,530	$66,336,184

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2009	80	$2,000	$(134)	$1,866	2,600,000	$70,665,116	$(10,057,849)	$60,607,267	$60,609,133

Sale of Limited Units					800,000	20,132,856		20,132,856	20,132,856

Net Income

Net investment loss			(2)	(2)			(67,274)	(67,274)	(67,276)

Net realized gain on United States Treasury Obligations and Futures			2	2			80,723	80,723	80,725

Net change in unrealized gain on United States Treasury Obligations and Futures			82	82			2,092,746	2,092,746	2,092,828

Net Income			82	82			2,106,195	2,106,195	2,106,277

Balance at June 30, 2009	80	$2,000	$(52)	$1,948	3,400,000	$90,797,972	$(7,951,654)	$82,846,318	$82,848,266

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2010

	General Units				Limited Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2010	80	$2,000	$402	$2,402	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,089,371

Redemption of Limited Units					(2,200,000)	(68,989,174)		(68,989,174)	(68,989,174)

Net Income

Net investment loss			(10)	(10)			(261,617)	(261,617)	(261,627)

Net realized gain on United States Treasury Obligations and Futures			32	32			1,904,381	1,904,381	1,904,413

Net change in unrealized gain on United States Treasury Obligations and Futures			230	230			7,592,971	7,592,971	7,593,201

Net Income			252	252			9,235,735	9,235,735	9,235,987

Balance at June 30, 2010	80	$2,000	$654	$2,654	2,000,000	$52,095,588	$14,237,942	$66,333,530	$66,336,184

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2009

	General Units				Limited Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	80	$2,000	$(378)	$1,622	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,592,258

Sale of Limited Units					1,600,000	39,933,490		39,933,490	39,933,490

Redemption of Limited Units					(400,000)	(9,034,858)		(9,034,858)	(9,034,858)

Net Income

Net investment loss			(4)	(4)			(119,280)	(119,280)	(119,284)

Net realized gain on United States Treasury Obligations and Futures			76	76			2,289,933	2,289,933	2,290,009

Net change in unrealized gain on United States Treasury Obligations and Futures			254	254			5,186,397	5,186,397	5,186,651

Net Income			326	326			7,357,050	7,357,050	7,357,376

Balance at June 30, 2009	80	$2,000	$(52)	$1,948	3,400,000	$90,797,972	$(7,951,654)	$82,846,318	$82,848,266

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income	$9,235,987	$7,357,376
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(121,964,394)	(123,946,494)
Proceeds from securities sold and matured	180,998,180	80,999,844
Net accretion of discount on United States Treasury Obligations	(30,436)	(43,772)
Net realized (gain) loss on United States Treasury Obligations	(128)	151
Net change in unrealized gain on United States Treasury Obligations and futures	(7,593,201)	(5,186,651)
Change in operating receivables and liabilities:
Payable for securities purchased	3,998,483	—
Payable to broker	—	381,695
Management fee payable	(12,075)	17,761
Brokerage fee payable	5,949	250

Net cash provided by (used for) operating activities	64,638,365	(40,419,840)

Cash flow from financing activities:
Proceeds from sale of Limited Units	—	39,933,490
Redemption of Limited Units	(68,989,174)	(9,034,858)

Net cash provided by (used for) financing activities	(68,989,174)	30,898,632

Net change in cash held by broker	(4,350,809)	(9,521,208)
Cash held by broker at beginning of period	8,153,241	9,521,208

Cash held by broker at end of period	$3,802,432	$—

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

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

The Fund does not employ leverage. As of June 30, 2010 and December 31, 2009, the Fund had $70,382,717 (or 100%) and $126,143,547 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $4,812,750 (or 6.84%) and $9,094,275 (or 7.21%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $121,731 and $90,645, respectively. Management Fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $279,946 and $154,960, respectively. As of June 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $40,479 and $52,554, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $6,493 and $2,752, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $12,069 and $8,097, respectively. As of June 30, 2010 and December 31, 2009, brokerage fees payable were $7,571 and $1,622, respectively.

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

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

June 30, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2010 and December 31, 2009 was $4,812,750 and $9,094,275, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $4,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2010. As a result, a payable for securities purchased is reported for $3,998,483. There was no amount payable for securities purchased as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of June 30, 2010 the Fund had cash held by the Commodity Broker of $3,802,432. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $8,153,241 of which $4,502,560 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of June 30, 2010 and December 31, 2009 there were no cash equivalents held by the Fund.

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $3,096,605 and a net unrealized depreciation position of $4,502,560, respectively.

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

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$63,483,680	$122,492,866
Commodity Futures Contracts (Level 1)	$3,096,605	$(4,502,560)

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

June 30, 2010

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Shares Sold*	—	800,000	$—	$20,132,856	—	1,600,000	$—	$39,933,490
Shares Redeemed*	—	—	—	—	(2,200,000)	(400,000)	(68,989,174)	(9,034,858)

Net Increase/(Decrease)	—	800,000	$—	$20,132,856	(2,200,000)	1,200,000	$(68,989,174)	$30,898,632

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

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

PowerShares DB Silver Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$31.15	$23.31	$30.02	$20.27
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	2.07	1.08	3.26	4.15
Net investment income (loss)	(0.05)	(0.02)	(0.11)	(0.05)

Net income	2.02	1.06	3.15	4.10
Net asset value per Share, end of period	$33.17	$24.37	$33.17	$24.37

Market value per Share, beginning of period	$31.04	$23.27	$30.09	$20.46

Market value per Share, end of period	$33.00	$24.38	$33.00	$24.38

Ratio to average Net Assets*
Net investment income (loss)	(0.67)%	(0.37)%	(0.70)%	(0.38)%

Total expenses	0.79%	0.51%	0.78%	0.52%

Total Return, at net asset value **	6.48%	4.55%	10.49%	20.23%

Total Return, at market value **	6.31%	4.77%	9.67%	19.16%

*	Percentages are annualized.
**	Percentages are not annualized.

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

On the first New York business day (the “Verification Date”) of each month, the Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2010, and the Delivery Month of the Index Commodity futures contract currently in such Index is November 2010, a new Index Commodity futures contract with a later Delivery Month will be selected.

For the underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2010 and the Delivery Month of an Index Commodity futures contract currently in the Index is November 2010, the Delivery Month of an eligible new Index Commodity futures contract must be between December 2010 and October 2011. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The section “Summary of DBLCI-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009” below provides an overview of the changes in the closing levels of DBLCI-OY SI TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY SI TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY SI TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2010 and 2009

and the Six Months Ended June 30, 2010 and 2009

Underlying Index	Aggregate returns for index in the DBLCI-OY SI TR
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
DB Silver Indices	6.63%	4.65%	10.85%	20.50%

AGGREGATE RETURN	6.63%	4.65%	10.85%	20.50%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $64.6 million and $(40.4) million for the Six Months Ended June 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2010, $122.0 million was paid to purchase United States Treasury Obligations and $181.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2009, $123.9 million was paid to purchase United States Treasury Obligations and $81.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $7.6 million and $5.2 million during the Six Months Ended June 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(69.0) million and $30.9 million during the Six Months Ended June 30, 2010 and 2009, respectively. No Shares were sold to Authorized Participants during the Six Months Ended June 30, 2010. Cash flow provided by financing activities during the Six Months Ended June 30, 2009 included $39.9 million from the sale of Shares to Authorized Participants.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 6.31% from $31.04 per Share to $33.00 per Share. The Share price low and high for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a low of $30.92 per Share (-0.39%) on May 5, 2010 to a high of $34.72 per Share (+11.85%) on May 12, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2010, the net asset value of each Share increased 6.48% from $31.15 per Share to $33.17 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended June 30, 2010 resulted in an overall 6.63% increase in the level of the DBLCI-OY SI TR™.

Net income for the Three Months Ended June 30, 2010 was $4.0 million, resulting from net unrealized gains of $4.1 million and operating expenses of $0.1 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 9.67% from $30.09 per Share to $33.00 per Share. The Share price low and high for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $26.64 per Share (-11.47%) on February 8, 2010 to a high of $34.72 per Share (+15.38%) on May 12, 2010.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2010, the net asset value of each Share increased 10.49% from $30.02 per Share to $33.17 per Share. Appreciation in the price of silver futures contracts during the Six Months Ended June 30, 2010 resulted in an overall 10.85% increase in the level of the DBLCI-OY SI TR™.

Net income for the Six Months Ended June 30, 2010 was $9.2 million, resulting from net realized gains of $1.9 million, net unrealized gains of $7.6 million and operating expenses of $0.3 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$70,382,717	1.96%	$3,024,702	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$126,143,547	2.30%	$6,761,904	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of June 30, 2010 relating to the Index Commodity is as follows:

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, filed March 8, 2010, and as amended June 18, 2010.

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

For the Three Months Ended June 30, 2010, no Shares were created or redeemed. On June 30, 2010, 2.0 million Shares of the Fund were outstanding for a market capitalization of $66.3 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2010	—	$—
Three Months Ended June 30, 2009	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Silver Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Silver Master Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: August 6, 2010	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

E-1