Form 10-Q
period 2010-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Energy Master Fund; PowerShares DB Energy Fund
filed 2010-08-06
CIK 1367305, 1367306, 1383061, 1383062

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

Indicate the number of outstanding Shares as of June 30, 2010: 14,400,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $315,844,528 and $290,875,464, respectively)	$315,823,072	$290,879,935
Cash held by broker	38,282,928	25,950,973
Net unrealized appreciation (depreciation) on futures contracts	(18,206,434)	11,168,758

Deposits with broker	335,899,566	327,999,666

Total assets	$335,899,566	$327,999,666

Liabilities
Payable for securities purchased	$999,621	$—
Management fee payable	205,627	214,484
Brokerage fee payable	7,534	1,470

Total liabilities	1,212,782	215,954

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings (deficit)	(70)	41

Total General shares	930	1,041

Shares:
Paid in capital—14,400,000 and 12,600,000 redeemable Shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	342,722,226	300,850,376
Accumulated earnings (deficit)	(8,037,302)	26,931,254

Total Shares	334,684,924	327,781,630

Total shareholders’ equity	334,685,854	327,782,671

Non-controlling interest in consolidated subsidiary—related party	930	1,041

Total equity	334,686,784	327,783,712

Total liabilities and equity	$335,899,566	$327,999,666

Net asset value per share
General shares	$23.25	$26.03
Shares	$23.24	$26.01

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	0.30%	$1,000,000	$1,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	4.48	14,999,790	15,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	8.63	28,897,775	28,900,000
U.S. Treasury Bills, 0.15% due July 29, 2010	8.07	26,996,490	27,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	1.49	4,999,210	5,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	18.22	60,988,288	61,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	2.69	8,997,975	9,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	8.36	27,992,496	28,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	4.18	13,996,150	14,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	17.03	56,981,076	57,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	20.61	68,974,264	69,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	0.30	999,558	1,000,000

Total United States Treasury Obligations (cost $315,844,528)	94.36%	315,823,072

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Light Sweet Crude Oil (929 contracts, settlement date June 21, 2011)	(0.23)%	$(755,710)
Brent Crude Oil (1,022 contracts, settlement date September 15, 2010)	(0.04)	(144,010)
Heating Oil (854 contracts, settlement date May 31, 2011)	(1.88)	(6,305,960)
Natural Gas (686 contracts, settlement date August 27, 2010)	(1.68)	(5,620,810)
RBOB Gasoline (848 contracts, settlement date October 29, 2010)	(1.63)	(5,445,548)
RBOB Gasoline (125 contracts, settlement date November 30, 2010)	0.02	65,604

Net Unrealized Depreciation on Futures Contracts	(5.44)%	$(18,206,434)

Net unrealized depreciation is comprised of unrealized losses of $19,385,592 and unrealized gains of $1,179,158.

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

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$102,434	$33,475	$150,811	$44,463

Expenses
Management Fee	614,003	208,766	1,208,885	286,472
Brokerage Commissions and Fees	24,560	31,351	28,355	35,159

Total Expenses	638,563	240,117	1,237,240	321,631

Net investment loss	(536,129)	(206,642)	(1,086,429)	(277,168)

Net Realized and Net Change in Unrealized Loss on United States Treasury Obligations and Futures
Net Realized Loss on
United States Treasury Obligations	(437)	(1)	(1,079)	(607)
Futures	(4,403,543)	(18,635,797)	(4,480,151)	(18,640,292)

Net realized loss	(4,403,980)	(18,635,798)	(4,481,230)	(18,640,899)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(15,469)	(735)	(25,927)	(1,795)
Futures	(27,941,647)	44,926,625	(29,375,192)	42,877,891

Net change in unrealized gain (loss)	(27,957,116)	44,925,890	(29,401,119)	42,876,096

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(32,361,096)	26,290,092	(33,882,349)	24,235,197

Net Income (Loss)	$(32,897,225)	$26,083,450	$(34,968,778)	$23,958,029

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	104	(195)	111	(140)

Net Income (Loss) Attributable to PowerShares DB Energy Fund and Subsidiary	$(32,897,121)	$26,083,255	$(34,968,667)	$23,957,889

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$34	$1,034	12,400,000	$295,721,164	$24,859,715	$320,580,879	$320,581,913	$1,034	$320,582,947

Sale of Shares					2,200,000	51,676,894		51,676,894	51,676,894		51,676,894

Redemption of Shares					(200,000)	(4,675,832)		(4,675,832)	(4,675,832)		(4,675,832)

Net Loss

Net investment loss			(1)	(1)			(536,127)	(536,127)	(536,128)	(1)	(536,129)

Net realized loss on United States Treasury Obligations and Futures			(13)	(13)			(4,403,954)	(4,403,954)	(4,403,967)	(13)	(4,403,980)

Net change in unrealized loss on United States Treasury Obligations and Futures			(90)	(90)			(27,956,936)	(27,956,936)	(27,957,026)	(90)	(27,957,116)

Net Loss			(104)	(104)			(32,897,017)	(32,897,017)	(32,897,121)	(104)	(32,897,225)

Balance at June 30, 2010	40	$1,000	$(70)	$930	14,400,000	$342,722,226	$(8,037,302)	$334,684,924	$334,685,854	$930	$334,686,784

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

Net Income

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

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$41	$1,041	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,782,671	$1,041	$327,783,712

Sale of Shares					2,600,000	61,570,134		61,570,134	61,570,134		61,570,134

Redemption of Shares					(800,000)	(19,698,284)		(19,698,284)	(19,698,284)		(19,698,284)

Net Loss

Net investment loss			(4)	(4)			(1,086,421)	(1,086,421)	(1,086,425)	(4)	(1,086,429)

Net realized loss on United States Treasury Obligations and Futures			(13)	(13)			(4,481,204)	(4,481,204)	(4,481,217)	(13)	(4,481,230)

Net change in unrealized loss on United States Treasury Obligations and Futures			(94)	(94)			(29,400,931)	(29,400,931)	(29,401,025)	(94)	(29,401,119)

Net Loss			(111)	(111)			(34,968,556)	(34,968,556)	(34,968,667)	(111)	(34,968,778)

Balance at June 30, 2010	40	$1,000	$(70)	$930	14,400,000	$342,722,226	$(8,037,302)	$334,684,924	$334,685,854	$930	$334,686,784

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

Net Income

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

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(34,968,778)	$23,958,029
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(615,613,718)	(293,686,595)
Proceeds from securities sold and matured	590,795,071	75,798,927
Net accretion of discount on United States Treasury Obligations	(151,496)	(44,745)
Net realized loss on United States Treasury Obligations	1,079	607
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	29,401,119	(42,876,096)
Change in operating receivables and liabilities:
Payable for securities purchased	999,621	—
Management fee payable	(8,857)	86,058
Brokerage fee payable	6,064	1,307

Net cash used for operating activities	(29,539,895)	(236,762,508)

Cash flows from financing activities:
Proceeds from sale of Shares	61,570,134	215,893,132
Redemption of Shares	(19,698,284)	—

Net cash provided by financing activities	41,871,850	215,893,132

Net change in cash held by broker	12,331,955	(20,869,376)
Cash held by broker at beginning of period	25,950,973	47,716,040

Cash held by broker at end of period	$38,282,928	$26,846,664

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $315,844,528 and $290,875,464, respectively)	$315,823,072	$290,879,935
Cash held by broker	38,282,928	25,950,973
Net unrealized appreciation (depreciation) on futures contracts	(18,206,434)	11,168,758

Deposits with broker	335,899,566	327,999,666

Total assets	$335,899,566	$327,999,666

Liabilities
Payable for securities purchased	$999,621	$—
Management fee payable	205,627	214,484
Brokerage fee payable	7,534	1,470

Total liabilities	1,212,782	215,954

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital—80 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings (deficit)	(140)	82

Total General units	1,860	2,082

Limited units:
Paid in capital—14,400,000 and 12,600,000 redeemable units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	342,722,226	300,850,376
Accumulated earnings (deficit)	(8,037,302)	26,931,254

Total Limited units	334,684,924	327,781,630

Total unitholders’ equity	334,686,784	327,783,712

Total liabilities and equity	$335,899,566	$327,999,666

Net asset value per unit
General units	$23.25	$26.03
Limited units	$23.24	$26.01

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	0.30%	$1,000,000	$1,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	4.48	14,999,790	15,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	8.63	28,897,775	28,900,000
U.S. Treasury Bills, 0.15% due July 29, 2010	8.07	26,996,490	27,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	1.49	4,999,210	5,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	18.22	60,988,288	61,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	2.69	8,997,975	9,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	8.36	27,992,496	28,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	4.18	13,996,150	14,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	17.03	56,981,076	57,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	20.61	68,974,264	69,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	0.30	999,558	1,000,000

Total United States Treasury Obligations (cost $315,844,528)	94.36%	315,823,072

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Light Sweet Crude Oil (929 contracts, settlement date June 21, 2011)	(0.23)%	$(755,710)
Brent Crude Oil (1,022 contracts, settlement date September 15, 2010)	(0.04)	(144,010)
Heating Oil (854 contracts, settlement date May 31, 2011)	(1.88)	(6,305,960)
Natural Gas (686 contracts, settlement date August 27, 2010)	(1.68)	(5,620,810)
RBOB Gasoline (848 contracts, settlement date October 29, 2010)	(1.63)	(5,445,548)
RBOB Gasoline (125 contracts, settlement date November 30, 2010)	0.02	65,604

Net Unrealized Depreciation on Futures Contracts	(5.44)%	$(18,206,434)

Net unrealized depreciation is comprised of unrealized losses of $19,385,592 and unrealized gains of $1,179,158.

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

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$102,434	$33,475	$150,811	$44,463

Expenses
Management Fee	614,003	208,766	1,208,885	286,472
Brokerage Commissions and Fees	24,560	31,351	28,355	35,159

Total Expenses	638,563	240,117	1,237,240	321,631

Net investment loss	(536,129)	(206,642)	(1,086,429)	(277,168)

Net Realized and Net Change in Unrealized Loss on United States Treasury Obligations and Futures
Net Realized Loss on
United States Treasury Obligations	(437)	(1)	(1,079)	(607)
Futures	(4,403,543)	(18,635,797)	(4,480,151)	(18,640,292)

Net realized loss	(4,403,980)	(18,635,798)	(4,481,230)	(18,640,899)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(15,469)	(735)	(25,927)	(1,795)
Futures	(27,941,647)	44,926,625	(29,375,192)	42,877,891

Net change in unrealized gain (loss)	(27,957,116)	44,925,890	(29,401,119)	42,876,096

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(32,361,096)	26,290,092	(33,882,349)	24,235,197

Net Income (Loss)	$(32,897,225)	$26,083,450	$(34,968,778)	$23,958,029

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2010	80	$2,000	$68	$2,068	12,400,000	$295,721,164	$24,859,715	$320,580,879	$320,582,947

Sale of Limited Units					2,200,000	51,676,894		51,676,894	51,676,894

Redemption of Limited Units					(200,000)	(4,675,832)		(4,675,832)	(4,675,832)

Net Loss

Net investment loss			(2)	(2)			(536,127)	(536,127)	(536,129)

Net realized loss on United States Treasury Obligations and Futures			(26)	(26)			(4,403,954)	(4,403,954)	(4,403,980)

Net change in unrealized loss on United States Treasury Obligations and Futures			(180)	(180)			(27,956,936)	(27,956,936)	(27,957,116)

Net Loss			(208)	(208)			(32,897,017)	(32,897,017)	(32,897,225)

Balance at June 30, 2010	80	$2,000	$(140)	$1,860	14,400,000	$342,722,226	$(8,037,302)	$334,684,924	$334,686,784

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2009	80	$2,000	$(444)	$1,556	3,000,000	$78,913,644	$(20,595,355)	$58,318,289	$58,319,845

Sale of Limited Units					8,400,000	192,954,792		192,954,792	192,954,792

Net Income

Net investment loss			(4)	(4)			(206,638)	(206,638)	(206,642)

Net realized loss on United States Treasury Obligations and Futures			(370)	(370)			(18,635,428)	(18,635,428)	(18,635,798)

Net change in unrealized gain on United States Treasury Obligations and Futures			764	764			44,925,126	44,925,126	44,925,890

Net Income			390	390			26,083,060	26,083,060	26,083,450

Balance at June 30, 2009	80	$2,000	$(54)	$1,946	11,400,000	$271,868,436	$5,487,705	$277,356,141	$277,358,087

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2010

	General Units				Limited Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	80	$2,000	$82	$2,082	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,783,712

Sale of Limited Units					2,600,000	61,570,134		61,570,134	61,570,134

Redemption of Limited Units					(800,000)	(19,698,284)		(19,698,284)	(19,698,284)

Net Loss

Net investment loss			(8)	(8)			(1,086,421)	(1,086,421)	(1,086,429)

Net realized loss on United States Treasury Obligations and Futures			(26)	(26)			(4,481,204)	(4,481,204)	(4,481,230)

Net change in unrealized loss on United States Treasury Obligations and Futures			(188)	(188)			(29,400,931)	(29,400,931)	(29,401,119)

Net Loss			(222)	(222)			(34,968,556)	(34,968,556)	(34,968,778)

Balance at June 30, 2010	80	$2,000	$(140)	$1,860	14,400,000	$342,722,226	$(8,037,302)	$334,684,924	$334,686,784

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(334)	$1,666	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,926

Sale of Limited Units					9,600,000	215,893,132		215,893,132	215,893,132

Net Income

Net investment loss			(8)	(8)			(277,160)	(277,160)	(277,168)

Net realized loss on United States Treasury Obligations and Futures			(370)	(370)			(18,640,529)	(18,640,529)	(18,640,899)

Net change in unrealized gain on United States Treasury Obligations and Futures			658	658			42,875,438	42,875,438	42,876,096

Net Income			280	280			23,957,749	23,957,749	23,958,029

Balance at June 30, 2009	80	$2,000	$(54)	$1,946	11,400,000	$271,868,436	$5,487,705	$277,356,141	$277,358,087

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(34,968,778)	$23,958,029
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(615,613,718)	(293,686,595)
Proceeds from securities sold and matured	590,795,071	75,798,927
Net accretion of discount on United States Treasury Obligations	(151,496)	(44,745)
Net realized loss on United States Treasury Obligations	1,079	607
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	29,401,119	(42,876,096)
Change in operating receivables and liabilities:
Payable for securities purchased	999,621	—
Management fee payable	(8,857)	86,058
Brokerage fee payable	6,064	1,307

Net cash used for operating activities	(29,539,895)	(236,762,508)

Cash flow from financing activities:
Proceeds from sale of Limited Units	61,570,134	215,893,132
Redemption of Limited Units	(19,698,284)	—

Net cash provided by financing activities	41,871,850	215,893,132

Net change in cash held by broker	12,331,955	(20,869,376)
Cash held by broker at beginning of period	25,950,973	47,716,040

Cash held by broker at end of period	$38,282,928	$26,846,664

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

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

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

The Fund does not employ leverage. As of June 30, 2010 and December 31, 2009, the Fund had $335,899,566 (or 100%) and $327,999,666 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $22,016,338 (or 6.55%) and $18,777,165 (or 5.72%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $614,003 and $208,766, respectively. Management Fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $1,208,885 and $286,472, respectively. As of June 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $205,627 and $214,484, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $24,560 and $31,351, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $28,355 and $35,159, respectively. As of June 30, 2010 and December 31, 2009, brokerage fees payable were $7,534 and $1,470, respectively.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

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

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2010 and December 31, 2009 were holdings of $22,016,338 and $18,777,165, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $1,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2010. As a result, a payable for securities purchased is recorded for $999,621. There was no amount payable for securities purchased as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of June 30, 2010 the Fund

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2009

had cash held by the Commodity Broker of $38,282,928 of which $22,016,338 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $25,950,973. As of June 30, 2010 and December 31, 2009 there were no cash equivalents held by the Fund.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination for the Fund: United States 2007.

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation position of $18,206,434 and a net unrealized appreciation position of $11,168,758, respectively.

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

PowerShares DB Energy Fund and Subsidiary

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$315,823,072	$290,879,935
Commodity Futures Contracts (Level 1)	$(18,206,434)	$11,168,758

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2010 and 2009 and the Six Month Ended

June 30, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Shares Sold*	2,200,000	8,400,000	$51,676,894	$192,954,792	2,600,000	9,600,000	$61,570,134	$215,893,132
Shares Redeemed*	(200,000)	—	(4,675,832)	—	(800,000)	—	(19,698,284)	—

Net Increase/ (Decrease)	2,000,000	8,400,000	$47,001,062	$192,954,792	1,800,000	9,600,000	$41,871,850	$215,893,132

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2010 and 2009 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

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

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$25.85	$19.44	$26.01	$20.84
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(2.57)	4.93	(2.69)	3.57
Net investment income (loss)	(0.04)	(0.04)	(0.08)	(0.08)

Net income (loss)	(2.61)	4.89	(2.77)	3.49
Net asset value per Share, end of period	$23.24	$24.33	$23.24	$24.33

Market value per Share, beginning of period	$25.78	$19.32	$26.19	$20.09

Market value per Share, end of period	$23.15	$24.44	$23.15	$24.44

Ratio to average Net Assets*
Net investment income (loss)	(0.65)%	(0.73)%	(0.67))%	(0.71)%

Total expenses	0.78%	0.84%	0.77%	0.83%

Total Return, at net asset value **	(10.10)%	25.15%	(10.65)%	16.75%

Total Return, at market value **	(10.20)%	26.50%	(11.61)%	21.65%

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00
Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of June 30, 2010:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	21.78
Heating Oil	22.83
Brent Crude Oil	22.78
RBOB Gasoline	23.21
Natural Gas	9.40
Closing Level as of June 30, 2010:	100.00

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

Underlying Index	Aggregate returns for indices in the DBLCI-OY Energy TR™
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Light, Sweet Crude Oil (WTI) Indices	(15.15)%	28.04%	(12.58)%	24.66%
Heating Oil Indices	(10.39)%	20.22%	(8.17)%	9.09%
Brent Crude Oil Indices	(10.35)%	29.86%	(8.21)%	20.42%
RBOB Gasoline Indices	(9.98)%	31.41%	(7.26)%	39.14%
Natural Gas Indices	10.46%	(5.97)%	(19.67)%	(38.70)%
AGGREGATE RETURN	(9.79)%	25.32%	(10.17)%	17.24%

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

Operating Activities

Net cash flow used for operating activities was $29.5 million and $236.8 million for the Six Months Ended June 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2010, $615.6 million was paid to purchase United States Treasury Obligations and $590.8 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2009, $293.7 million was paid to purchase United States Treasury Obligations and $75.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $29.4 million and increased by $42.9 million during the Six Months Ended June 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $41.9 million and $215.9 million during the Six Months Ended June 30, 2010 and 2009, respectively. This included $61.6 million and $215.9 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2010 and 2009, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 10.20% from $25.78 per Share to $23.15 per Share. The Share price high and low for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a high of $27.65 per Share (+7.25%) on May 3, 2010 to a low of $22.13 per Share (-14.16%) on May 25, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2010, the net asset value of each Share decreased 10.10% from $25.85 per Share to $23.24 per Share. An increase in the futures contract prices for Natural Gas was offset by falling prices for light sweet crude oil, heating oil, Brent crude oil and RBOB gasoline during the Three Months Ended June 30, 2010 resulting in an overall 9.79% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Three Months Ended June 30, 2010 was $32.9 million, resulting from $0.1 million of interest income, net realized losses of $4.4 million, net unrealized losses of $28.0 million, and operating expenses of $0.6 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 11.61% from $26.19 per Share to $23.15 per Share. The Share price high and low for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $27.65 per Share (+5.57%) on May 3, 2010 to a low of $22.13 per Share (-15.50%) on May 25, 2010.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2010, the net asset value of each Share decreased 10.65% from $26.01 per Share to $23.24 per Share. A decrease in the futures contract prices for Natural Gas light sweet crude oil, heating oil, Brent crude oil and RBOB gasoline during the Six Months Ended June 30, 2010 resulting in an overall 10.17% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Six Months Ended June 30, 2010 was $34.9 million, resulting from $0.2 million of interest income, net realized losses of $4.5 million, net unrealized losses of $29.4 million, and operating expenses of $1.2 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$335,899,566	1.69%	$13,143,402	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$327,999,666	2.31%	$17,640,527	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 8, 2010, and as amended June 18, 2010.

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

For the Three Months Ended June 30, 2010, 2.2 million Shares were created for $51.7 million and 0.2 million Shares were redeemed for $4.7 million. On June 30, 2010, 14.4 million Shares of the Fund were outstanding for a market capitalization of $333.4 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2010	200,000	$23.38
Three Months Ended June 30, 2009	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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