Form 10-Q
period 2010-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund; DB Precious Metals Master Fund
filed 2010-08-06
CIK 1367305, 1367306, 1383057, 1383059

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

Indicate the number of outstanding Shares as of June 30, 2010: 6,600,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $242,465,246 and $257,483,505, respectively)	$242,459,292	$257,486,364
Cash held by broker	16,801,890	—
Net unrealized appreciation on futures contracts	20,110,605	15,820,590

Deposits with broker	279,371,787	273,306,954

Total assets	$279,371,787	$273,306,954

Liabilities
Payable to broker	$—	$9,709,456
Management fee payable	167,058	166,551
Brokerage fee payable	8,368	2,188

Total liabilities	175,426	9,878,195

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	692	505

Total General shares	1,692	1,505

Shares:
Paid in capital—6,600,000 and 7,000,000 redeemable Shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	230,816,762	242,373,232
Accumulated earnings	48,376,215	21,052,517

Total Shares	279,192,977	263,425,749

Total shareholders’ equity	279,194,669	263,427,254

Non-controlling interest in consolidated subsidiary—related party	1,692	1,505

Total equity	279,196,361	263,428,759

Total liabilities and equity	$279,371,787	$273,306,954

Net asset value per share
General shares	$42.30	$37.63
Shares	$42.30	$37.63

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2010

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due July 8, 2010	17.55%	$48,999,314	$49,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	8.24	22,999,103	23,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	8.06	22,498,268	22,500,000
U.S. Treasury Bills, 0.15% due July 29, 2010	14.32	39,994,800	40,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	0.36	999,775	1,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	15.04	41,988,744	42,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	8.59	23,993,400	24,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	4.65	12,996,087	13,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	2.15	5,998,008	6,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	7.88	21,991,793	22,000,000

Total United States Treasury Obligations (cost $242,465,246)	86.84%	$242,459,292

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

	Percentage of	Fair
Description	Net Assets	Value
Unrealized Appreciation on Futures Contracts
Gold (1,807 contracts, settlement date October 27, 2010)	6.47%	$18,058,450
Silver (569 contracts, settlement date December 29, 2010)	0.73	2,052,155

Net Unrealized Appreciation on Futures Contracts	7.20%	$20,110,605

Net unrealized appreciation is comprised of unrealized gains of $20,245,400 and unrealized losses of $134,795.

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

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$77,125	$51,758	$111,149	$85,342

Expenses
Management Fee	492,138	245,531	985,998	432,583
Brokerage Commissions and Fees	12,247	11,596	35,586	20,572

Total Expenses	504,385	257,127	1,021,584	453,155

Net investment loss	(427,260)	(205,369)	(910,435)	(367,813)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(911)	—	(875)	387
Futures	1,705,485	6,261,020	23,954,180	8,053,470

Net realized gain	1,704,574	6,261,020	23,953,305	8,053,857

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	4,731	(5,888)	(8,813)	(6,841)
Futures	24,859,855	(6,621,845)	4,290,015	(5,784,410)

Net change in unrealized gain (loss)	24,864,586	(6,627,733)	4,281,202	(5,791,251)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	26,569,160	(366,713)	28,234,507	2,262,606

Net Income (Loss)	$26,141,900	$(572,082)	$27,324,072	$1,894,793

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(161)	(9)	(187)	(82)

Net Income (Loss) Attributable to PowerShares DB Precious Metals Fund and Subsidiary	$26,141,739	$(572,091)	$27,323,885	$1,894,711

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$531	$1,531	6,600,000	$230,379,424	$22,234,637	$252,614,061	$252,615,592	$1,531	$252,617,123

Sale of Shares					1,200,000	48,735,894		48,735,894	48,735,894		48,735,894

Redemption of Shares					(1,200,000)	(48,298,556)		(48,298,556)	(48,298,556)		(48,298,556)

Net Income

Net investment loss			(2)	(2)			(427,256)	(427,256)	(427,258)	(2)	(427,260)

Net realized gain on United States Treasury Obligations and Futures			11	11			1,704,552	1,704,552	1,704,563	11	1,704,574

Net change in unrealized gain on United States Treasury Obligations and Futures			152	152			24,864,282	24,864,282	24,864,434	152	24,864,586

Net Income			161	161			26,141,578	26,141,578	26,141,739	161	26,141,900

Balance at June 30, 2010	40	$1,000	$692	$1,692	6,600,000	$230,816,762	$48,376,215	$279,192,977	$279,194,669	$1,692	$279,196,361

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2009	40	$1,000	$262	$1,262	3,800,000	$123,582,786	$(3,703,164)	$119,879,622	$119,880,884	$1,262	$119,882,146

Sale of Shares					1,000,000	33,218,406		33,218,406	33,218,406		33,218,406

Net Income

Net investment loss			(2)	(2)			(205,365)	(205,365)	(205,367)	(2)	(205,369)

Net realized gain on United States Treasury Obligations and Futures			76	76			6,260,868	6,260,868	6,260,944	76	6,261,020

Net change in unrealized loss on United States Treasury Obligations and Futures			(65)	(65)			(6,627,603)	(6,627,603)	(6,627,668)	(65)	(6,627,733)

Net Income			9	9			(572,100)	(572,100)	(572,091)	9	(572,082)

Balance at June 30, 2009	40	$1,000	$271	$1,271	4,800,000	$156,801,192	$(4,275,264)	$152,525,928	$152,527,199	$1,271	$152,528,470

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$505	$1,505	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,427,254	$1,505	$263,428,759

Sale of Shares					2,400,000	96,131,330		96,131,330	96,131,330		96,131,330

Redemption of Shares					(2,800,000)	(107,687,800)		(107,687,800)	(107,687,800)		(107,687,800)

Net Income

Net investment loss			(4)	(4)			(910,427)	(910,427)	(910,431)	(4)	(910,435)

Net realized gain on United States Treasury Obligations and Futures			146	146			23,953,013	23,953,013	23,953,159	146	23,953,305

Net change in unrealized gain on United States Treasury Obligations and Futures			45	45			4,281,112	4,281,112	4,281,157	45	4,281,202

Net Income			187	187			27,323,698	27,323,698	27,323,885	187	27,324,072

Balance at June 30, 2010	40	$1,000	$692	$1,692	6,600,000	$230,816,762	$48,376,215	$279,192,977	$279,194,669	$1,692	$279,196,361

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

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income	$27,324,072	$1,894,793
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(465,866,121)	(260,892,789)
Proceeds from securities sold and matured	480,994,791	172,999,954
Net accretion of discount on United States Treasury Obligations	(111,286)	(85,342)
Net realized (gain) loss on United States Treasury Obligations	875	(387)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(4,281,202)	5,791,251
Change in operating receivables and liabilities:
Payable to broker	(9,709,456)	—
Management fee payable	507	48,557
Brokerage fee payable	6,180	388

Net cash provided by (used for) operating activities	28,358,360	(80,243,575)

Cash flows from financing activities:
Proceeds from sale of Shares	96,131,330	85,506,302
Redemption of Shares	(107,687,800)	(12,169,844)

Net cash provided by (used for) financing activities	(11,556,470)	73,336,458

Net change in cash held by broker	16,801,890	(6,907,117)
Cash held by broker at beginning of period	—	10,694,097

Cash held by broker at end of period	$16,801,890	$3,786,980

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $242,465,246 and $257,483,505, respectively)	$242,459,292	$257,486,364
Cash held by broker	16,801,890	—
Net unrealized appreciation on futures contracts	20,110,605	15,820,590

Deposits with broker	279,371,787	273,306,954

Total assets	$279,371,787	$273,306,954

Liabilities
Payable to broker	$—	$9,709,456
Management fee payable	167,058	166,551
Brokerage fee payable	8,368	2,188

Total liabilities	175,426	9,878,195

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital—80 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	1,384	1,010

Total General units	3,384	3,010

Limited units:
Paid in capital—6,600,000 and 7,000,000 redeemable units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	230,816,762	242,373,232
Accumulated earnings	48,376,215	21,052,517

Total Limited units	279,192,977	263,425,749

Total unitholders’ equity	279,196,361	263,428,759

Total liabilities and equity	$279,371,787	$273,306,954

Net asset value per unit
General units	$42.30	$37.63
Limited units	$42.30	$37.63

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due July 8, 2010	17.55%	$48,999,314	$49,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	8.24	22,999,103	23,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	8.06	22,498,268	22,500,000
U.S. Treasury Bills, 0.15% due July 29, 2010	14.32	39,994,800	40,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	0.36	999,775	1,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	15.04	41,988,744	42,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	8.59	23,993,400	24,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	4.65	12,996,087	13,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	2.15	5,998,008	6,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	7.88	21,991,793	22,000,000

Total United States Treasury Obligations (cost $242,465,246)	86.84%	$242,459,292

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (1,807 contracts, settlement date October 27, 2010)	6.47%	$18,058,450
Silver (569 contracts, settlement date December 29, 2010)	0.73	2,052,155

Net Unrealized Appreciation on Futures Contracts	7.20%	$20,110,605

Net unrealized appreciation is comprised of unrealized gains of $20,245,400 and unrealized losses of $134,795.

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

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$77,125	$51,758	$111,149	$85,342

Expenses
Management Fee	492,138	245,531	985,998	432,583
Brokerage Commissions and Fees	12,247	11,596	35,586	20,572

Total Expenses	504,385	257,127	1,021,584	453,155

Net investment loss	(427,260)	(205,369)	(910,435)	(367,813)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(911)	—	(875)	387
Futures	1,705,485	6,261,020	23,954,180	8,053,470

Net realized gain	1,704,574	6,261,020	23,953,305	8,053,857

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	4,731	(5,888)	(8,813)	(6,841)
Futures	24,859,855	(6,621,845)	4,290,015	(5,784,410)

Net change in unrealized gain (loss)	24,864,586	(6,627,733)	4,281,202	(5,791,251)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	26,569,160	(366,713)	28,234,507	2,262,606

Net Income (Loss)	$26,141,900	$(572,082)	$27,324,072	$1,894,793

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2010	80	$2,000	$1,062	$3,062	6,600,000	$230,379,424	$22,234,637	$252,614,061	$252,617,123

Sale of Limited Units					1,200,000	48,735,894		48,735,894	48,735,894

Redemption of Limited Units					(1,200,000)	(48,298,556)		(48,298,556)	(48,298,556)

Net Income

Net investment loss			(4)	(4)			(427,256)	(427,256)	(427,260)

Net realized gain on United States Treasury Obligations and Futures			22	22			1,704,552	1,704,552	1,704,574

Net change in unrealized gain on United States Treasury Obligations and Futures			304	304			24,864,282	24,864,282	24,864,586

Net Income			322	322			26,141,578	26,141,578	26,141,900

Balance at June 30, 2010	80	$2,000	$1,384	$3,384	6,600,000	$230,816,762	$48,376,215	$279,192,977	$279,196,361

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2009	80	$2,000	$524	$2,524	3,800,000	$123,582,786	$(3,703,164)	$119,879,622	$119,882,146

Sale of Limited Units					1,000,000	33,218,406		33,218,406	33,218,406

Net Income

Net investment loss			(4)	(4)			(205,365)	(205,365)	(205,369)

Net realized gain on United States Treasury Obligations and Futures			152	152			6,260,868	6,260,868	6,261,020

Net change in unrealized loss on United States Treasury Obligations and Futures			(130)	(130)			(6,627,603)	(6,627,603)	(6,627,733)

Net Income			18	18			(572,100)	(572,100)	(572,082)

Balance at June 30, 2009	80	$2,000	$542	$2,542	4,800,000	$156,801,192	$(4,275,264)	$152,525,928	$152,528,470

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$1,010	$3,010	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,428,759

Sale of Limited Units					2,400,000	96,131,330		96,131,330	96,131,330

Redemption of Limited Units					(2,800,000)	(107,687,800)		(107,687,800)	(107,687,800)

Net Income

Net investment loss			(8)	(8)			(910,427)	(910,427)	(910,435)

Net realized gain on United States Treasury Obligations and Futures			292	292			23,953,013	23,953,013	23,953,305

Net change in unrealized gain on United States Treasury Obligations and Futures			90	90			4,281,112	4,281,112	4,281,202

Net Income			374	374			27,323,698	27,323,698	27,324,072

Balance at June 30, 2010	80	$2,000	$1,384	$3,384	6,600,000	$230,816,762	$48,376,215	$279,192,977	$279,196,361

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$378	$2,378	2,600,000	$83,464,734	$(6,169,893)	$77,294,841	$77,297,219

Sale of Limited Units					2,600,000	85,506,302		85,506,302	85,506,302

Redemption of Limited Units					(400,000)	(12,169,844)		(12,169,844)	(12,169,844)

Net Income

Net investment loss			(8)	(8)			(367,805)	(367,805)	(367,813)

Net realized gain on United States Treasury Obligations and Futures			174	174			8,053,683	8,053,683	8,053,857

Net change in unrealized loss on United States Treasury Obligations and Futures			(2)	(2)			(5,791,249)	(5,791,249)	(5,791,251)

Net Income			164	164			1,894,629	1,894,629	1,894,793

Balance at June 30, 2009	80	$2,000	$542	$2,542	4,800,000	$156,801,192	$(4,275,264)	$152,525,928	$152,528,470

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income	$27,324,072	$1,894,793
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(465,866,121)	(260,892,789)
Proceeds from securities sold and matured	480,994,791	172,999,954
Net accretion of discount on United States Treasury Obligations	(111,286)	(85,342)
Net realized (gain) loss on United States Treasury Obligations	875	(387)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(4,281,202)	5,791,251
Change in operating receivables and liabilities:
Payable to broker	(9,709,456)	—
Management fee payable	507	48,557
Brokerage fee payable	6,180	388

Net cash provided by (used for) operating activities	28,358,360	(80,243,575)

Cash flow from financing activities:
Proceeds from sale of Limited Units	96,131,330	85,506,302
Redemption of Limited Units	(107,687,800)	(12,169,844)

Net cash provided by (used for) financing activities	(11,556,470)	73,336,458

Net change in cash held by broker	16,801,890	(6,907,117)
Cash held by broker at beginning of period	—	10,694,097

Cash held by broker at end of period	$16,801,890	$3,786,980

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

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

The Fund does not employ leverage. As of June 30, 2010 and December 31, 2009, the Fund had $279,371,787 (or 100%) and $273,306,954 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation and/or depreciation on futures contracts on deposit with its Commodity Broker. Of this, $14,210,852 (or 5.09%) and $14,052,617 (or 5.14%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $492,138 and $245,531, respectively. Management Fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $985,998 and $432,583, respectively. As of June 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $167,058 and $166,551, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $12,247 and $11,596, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $35,586 and $20,572, respectively. As of June 30, 2010 and December 31, 2009, brokerage fees payable were $8,368 and $2,188, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2010 and December 31, 2009 were holdings of $14,210,852 and $14,052,617, respectively, which is restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2010 the Fund had cash held by the Commodity Broker of $16,801,890. As of December 31, 2009 the Fund held no cash. There were no cash equivalents held by the Fund as of June 30, 2010 and December 31, 2009.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. The Fund did not have a payable to Broker at June 30, 2010. As of December 31, 2009, the futures contracts held by the Fund were in an unrealized appreciation position of $15,820,590, of which the Fund utilized $9,709,456 to purchase United States Treasury Obligations. No net interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the payable to broker as of December 31, 2009.

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $20,110,605 and $15,820,590, respectively.

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

June 30, 2010

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$242,459,292	$257,486,364
Commodity Futures Contracts (Level 1)	$20,110,605	$15,820,590

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

	Shares		Paid in Capital		Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Shares Sold*	1,200,000	1,000,000	$48,735,894	$33,218,406	2,400,000	2,600,000	$96,131,330	$85,506,302
Shares Redeemed*	(1,200,000)	—	(48,298,556)	—	(2,800,000)	(400,000)	(107,687,800)	(12,169,844)

Net Increase/ (Decrease)	—	1,000,000	$437,338	$33,218,406	(400,000)	2,200,000	$(11,556,470)	$73,336,458

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$38.27	$31.55	$37.63	$29.73
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	4.10	0.28	4.81	2.15
Net investment income (loss)	(0.07)	(0.05)	(0.14)	(0.10)

Net income	4.03	0.23	4.67	2.05
Net asset value per Share, end of period	$42.30	$31.78	$42.30	$31.78

Market value per Share, beginning of period	$38.25	$31.43	$37.67	$29.76

Market value per Share, end of period	$42.25	$31.78	$42.25	$31.78

Ratio to average Net Assets*
Net investment income (loss)	(0.65)%	(0.63)%	(0.69)%	(0.63)%

Total expenses	0.77%	0.78%	0.78%	0.78%

Total Return, at net asset value **	10.53%	0.73%	12.41%	6.90%

Total Return, at market value **	10.46%	1.11%	12.16%	6.79%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on December 2, 1988 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on base date:	100.00

The following table reflects the Fund weights of each Index Commodity as of June 30, 2010:

Index Commodity	Fund Weight (%)
Gold	80.86
Silver	19.14

Closing Level as at June 30, 2010:	100.00

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

Under the Amended and Restated Declaration of Trust and Trust Agreements of the Trust and the Master Trust (the “Trust Agreements”), Wilmington Trust Company, the Trustee of the Trust and the Master Trust, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund, the Master Trust and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Underlying Index	Aggregate returns for indices in the DBLCI-OY Precious Metals TR ™
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
DB Gold Indices	11.80%	-0.01%	13.41%	4.42%
DB Silver Indices	6.63%	4.65%	10.85%	20.50%
AGGREGATE RETURN	10.76%	0.94%	12.91%	7.45%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $28.4 million and $(80.2) million for the Six Months Ended June 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2010, $465.9 million was paid to purchase United States Treasury Obligations and $481.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2009, $260.9 million was paid to purchase United States Treasury Obligations and $173.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $4.3 million and decreased by $5.8 million during the Six Months Ended June 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(11.6) million and $73.3 million during the Six Months Ended June 30, 2010 and 2009, respectively. This included $96.1 million and $85.5 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2010 and 2009, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 10.46% from $38.25 per Share to $42.25 per Share. The Share price low and high for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a low of $38.81 per Share (+1.46%) on April 1, 2010 to a high of $42.83 per Share (+11.96%) on June 18, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2010, the net asset value of each Share increased 10.53% from $38.27 per Share to $42.30 per Share. Rising prices for gold and silver futures contracts during the Three Months Ended June 30, 2010 contributed to an overall 10.76% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Three Months Ended June 30, 2010 was $26.1 million, resulting from $0.1 million of interest income, net realized gains of $1.7 million, net unrealized gains of $24.8 million, and operating expenses of $0.5 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 12.16% from $37.67 per Share to $42.25 per Share. The Share price low and high for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $35.82 per Share (-4.91%) on February 8, 2010 to a high of $42.83 per Share (+13.68%) on June 18, 2010.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2010, the net asset value of each Share increased 12.41% from $37.63 per Share to $42.30 per Share. Rising prices for gold and silver futures contracts during the Six Months Ended June 30, 2010 contributed to an overall 12.91% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Six Months Ended June 30, 2010 was $27.3 million, resulting from $0.1 million of interest income, net realized gains of $23.9 million, net unrealized gains of $4.3 million, and operating expenses of $1.0 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$279,371,787	1.19%	$7,712,357	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$273,306,954	1.49%	$9,170,192	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2010 by Index Commodities:

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-12) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-13) and on January 15, 2008 (File No. 333-148613-03) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-13) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-3 was declared effective on January 4, 2010 (Registration No. 333-163453-13) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. Accordingly, upon effectiveness, the Registration Statement on Form S-3 (Registration No. 333-163453-13) also acts as Post-Effective Amendment No. 2 to File No. 333-150501-13, a Post-Effective Amendment No. 3 to File No. 333-148613-03, Post-Effective Amendment No. 4 to File No. 333-142163-13 and Post-Effective Amendment No. 5 to File No. 333-135422-12. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended June 30, 2010, 1.2 million Shares were created for $48.7 million and 1.2 million Shares were redeemed for $48.3 million. On June 30, 2010, 6.6 million Shares of the Fund were outstanding for a market capitalization of $278.9 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2010	1,200,000	$40.25
Three Months Ended June 30, 2009	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Precious Metals Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Precious Metals Master Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: August 6, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

E-1