Form 10-Q
period 2010-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB BASE METALS MASTER FUND; POWERSHARES DB BASE METALS FUND
filed 2010-08-06
CIK 1367305, 1367306, 1383083, 1383084

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).     Yes  ☐     No  ☑

Indicate the number of outstanding Shares as of June 30, 2010: 17,600,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $333,954,845 and $531,954,120, respectively)	$333,950,928	$531,965,141
Cash held by broker (restricted $1,289,863 and $30,664,456)	69,139,589	30,664,456
Net unrealized appreciation (depreciation) on futures contracts	(42,012,650)	149,256,969

Deposits with broker	361,077,867	711,886,566

Total assets	$361,077,867	$711,886,566

Liabilities
Payable to broker	$—	$71,824,777
Payable for securities purchased	40,984,454	—
Management fee payable	199,866	371,745
Brokerage fee payable	9,397	6,983

Total liabilities	41,193,717	72,203,505

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated deficit	(273)	(99)

Total General shares	727	901

Shares:
Paid in capital—17,600,000 and 28,400,000 redeemable Shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	304,402,312	507,550,326
Accumulated earnings	15,480,384	132,130,933

Total Shares	319,882,696	639,681,259

Total shareholders’ equity	319,883,423	639,682,160

Non-controlling interest in consolidated subsidiary—related party	727	901

Total equity	319,884,150	639,683,061

Total liabilities and equity	$361,077,867	$711,886,566

Net asset value per share
General shares	$18.18	$22.53
Shares	$18.18	$22.52

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	12.82%	$41,000,000	$41,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	4.69	14,999,790	15,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	13.44	42,998,323	43,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	13.44	42,996,689	43,000,000
U.S. Treasury Bills, 0.15% due July 29, 2010	17.66	56,492,655	56,500,000
U.S. Treasury Bills, 0.095% due August 5, 2010	19.69	62,990,046	63,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	2.97	9,498,176	9,500,000
U.S. Treasury Bills, 0.12% due August 19, 2010	1.88	5,998,650	6,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	0.94	2,999,196	3,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	0.47	1,499,588	1,500,000
U.S. Treasury Bills, 0.13% due September 9, 2010	0.63	1,999,398	2,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	0.62	1,999,336	2,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	2.34	7,497,202	7,500,000
U.S. Treasury Bills, 0.16% due September 30, 2010	12.81	40,981,879	41,000,000

Total United States Treasury Obligations (cost $333,954,845)	104.40%	$333,950,928

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Aluminum (2,288 contracts, settlement date November 15, 2010)	(2.84)%	$(9,095,613)
Copper (708 contracts, settlement date March 14, 2011)	(0.03)	(104,125)
Zinc (2,065 contracts, settlement date May 16, 2011)	(10.26)	(32,812,912)

Net Unrealized Depreciation on Futures Contracts	(13.13)%	$(42,012,650)

Net unrealized depreciation is comprised of unrealized losses of $44,092,425 and unrealized gains of $2,079,775.

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

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$126,694	$85,679	$199,044	$98,274

Expenses
Management Fee	786,513	423,134	1,789,165	524,631
Brokerage Commissions and Fees	26,461	13,425	37,567	17,785

Total Expenses	812,974	436,559	1,826,732	542,416

Net investment loss	(686,280)	(350,880)	(1,627,688)	(444,142)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,220	—	2,620	(600)
Futures	19,517,538	(1,925,893)	76,258,728	(19,155,081)

Net realized gain (loss)	19,518,758	(1,925,893)	76,261,348	(19,155,681)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	8,031	(5,573)	(14,938)	490
Futures	(112,576,094)	29,314,956	(191,269,619)	53,159,244

Net change in unrealized gain (loss)	(112,568,063)	29,309,383	(191,284,557)	53,159,734

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(93,049,305)	27,383,490	(115,023,209)	34,004,053

Net Income (Loss)	$(93,735,585)	$27,032,610	$(116,650,897)	$33,559,911

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	171	(87)	174	(128)

Net Income (Loss) Attributable to PowerShares DB Base Metals Fund and Subsidiary	$(93,735,414)	$27,032,523	$(116,650,723)	$33,559,783

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at April 1, 2010	40	$1,000	$(102)	$898	22,600,000	$398,149,516	$109,215,627	$507,365,143	$507,366,041	$898	$507,366,939

Sale of Shares					1,000,000	22,913,256		22,913,256	22,913,256		22,913,256

Redemption of Shares					(6,000,000)	(116,660,460)		(116,660,460)	(116,660,460)		(116,660,460)

Net Loss

Net investment loss			(1)	(1)			(686,278)	(686,278)	(686,279)	(1)	(686,280)

Net realized gain on United States Treasury Obligations and Futures			32	32			19,518,694	19,518,694	19,518,726	32	19,518,758

Net change in unrealized loss on United States Treasury Obligations and Futures			(202)	(202)			(112,567,659)	(112,567,659)	(112,567,861)	(202)	(112,568,063)

Net Loss			(171)	(171)			(93,735,243)	(93,735,243)	(93,735,414)	(171)	(93,735,585)

Balance at June 30, 2010	40	$1,000	$(273)	$727	17,600,000	$304,402,312	$15,480,384	$319,882,696	$319,883,423	$727	$319,884,150

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

Net Income

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

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2010	40	$1,000	$(99)	$901	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,682,160	$901	$639,683,061

Sale of Shares					5,200,000	112,607,188		112,607,188	112,607,188		112,607,188

Redemption of Shares					(16,000,000)	(315,755,202)		(315,755,202)	(315,755,202)		(315,755,202)

Net Loss

Net investment loss			(3)	(3)			(1,627,682)	(1,627,682)	(1,627,685)	(3)	(1,627,688)

Net realized gain on United States Treasury Obligations and Futures			116	116			76,261,116	76,261,116	76,261,232	116	76,261,348

Net change in unrealized loss on United States Treasury Obligations and Futures			(287)	(287)			(191,283,983)	(191,283,983)	(191,284,270)	(287)	(191,284,557)

Net Loss			(174)	(174)			(116,650,549)	(116,650,549)	(116,650,723)	(174)	(116,650,897)

Balance at June 30, 2010	40	$1,000	$(273)	$727	17,600,000	$304,402,312	$15,480,384	$319,882,696	$319,883,423	$727	$319,884,150

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

Net Income

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

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(116,650,897)	$33,559,911
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(727,776,165)	(384,848,887)
Proceeds from securities sold and matured	925,978,499	133,999,137
Net accretion of discount on United States Treasury Obligations	(200,439)	(99,206)
Net realized (gain) loss on United States Treasury Obligations	(2,620)	600
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	191,284,557	(53,159,734)
Decrease in restricted cash	29,374,593	—
Change in operating receivables and liabilities:
Payable for securities purchased	40,984,454	—
Payable to broker	(71,824,777)	—
Management fee payable	(171,879)	162,998
Brokerage fee payable	2,414	694

Net cash provided by (used for) operating activities	270,997,740	(270,384,487)

Cash flows from financing activities:
Proceeds from sale of Shares	112,607,188	248,802,316
Redemption of Shares	(315,755,202)	(7,360,820)

Net cash provided by (used for) financing activities	(203,148,014)	241,441,496

Net change in cash held by broker	67,849,726	(28,942,991)
Cash held by broker at beginning of period	—	30,952,245

Cash held by broker at end of period	$67,849,726	$2,009,254

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $333,954,845 and $531,954,120, respectively)	$333,950,928	$531,965,141
Cash held by broker (restricted $1,289,863 and $30,664,456)	69,139,589	30,664,456
Net unrealized appreciation (depreciation) on futures contracts	(42,012,650)	149,256,969

Deposits with broker	361,077,867	711,886,566

Total assets	$361,077,867	$711,886,566

Liabilities
Payable to broker	$—	$71,824,777
Payable for securities purchased	40,984,454	—
Management fee payable	199,866	371,745
Brokerage fee payable	9,397	6,983

Total liabilities	41,193,717	72,203,505

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital—80 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated deficit	(546)	(198)

Total General units	1,454	1,802

Limited units:
Paid in capital—17,600,000 and 28,400,000 redeemable units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	304,402,312	507,550,326
Accumulated earnings	15,480,384	132,130,933

Total Limited units	319,882,696	639,681,259

Total unitholders’ equity	319,884,150	639,683,061

Total liabilities and equity	$361,077,867	$711,886,566

Net asset value per unit
General units	$18.18	$22.53
Limited units	$18.18	$22.52

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	12.82%	$41,000,000	$41,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	4.69	14,999,790	15,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	13.44	42,998,323	43,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	13.44	42,996,689	43,000,000
U.S. Treasury Bills, 0.15% due July 29, 2010	17.66	56,492,655	56,500,000
U.S. Treasury Bills, 0.095% due August 5, 2010	19.69	62,990,046	63,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	2.97	9,498,176	9,500,000
U.S. Treasury Bills, 0.12% due August 19, 2010	1.88	5,998,650	6,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	0.94	2,999,196	3,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	0.47	1,499,588	1,500,000
U.S. Treasury Bills, 0.13% due September 9, 2010	0.63	1,999,398	2,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	0.62	1,999,336	2,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	2.34	7,497,202	7,500,000
U.S. Treasury Bills, 0.16% due September 30, 2010	12.81	40,981,879	41,000,000

Total United States Treasury Obligations (cost $333,954,845)	104.40%	$333,950,928

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Aluminum (2,288 contracts, settlement date November 15, 2010)	(2.84)%	$(9,095,613)
Copper (708 contracts, settlement date March 14, 2011)	(0.03)	(104,125)
Zinc (2,065 contracts, settlement date May 16, 2011)	(10.26)	(32,812,912)

Net Unrealized Depreciation on Futures Contracts	(13.13)%	$(42,012,650)

Net unrealized depreciation is comprised of unrealized losses of $44,092,425 and unrealized gains of $2,079,775.

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

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$126,694	$85,679	$199,044	$98,274

Expenses
Management Fee	786,513	423,134	1,789,165	524,631
Brokerage Commissions and Fees	26,461	13,425	37,567	17,785

Total Expenses	812,974	436,559	1,826,732	542,416

Net investment loss	(686,280)	(350,880)	(1,627,688)	(444,142)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,220	—	2,620	(600)
Futures	19,517,538	(1,925,893)	76,258,728	(19,155,081)

Net realized gain (loss)	19,518,758	(1,925,893)	76,261,348	(19,155,681)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	8,031	(5,573)	(14,938)	490
Futures	(112,576,094)	29,314,956	(191,269,619)	53,159,244

Net change in unrealized gain (loss)	(112,568,063)	29,309,383	(191,284,557)	53,159,734

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(93,049,305)	27,383,490	(115,023,209)	34,004,053

Net Income (Loss)	$(93,735,585)	$27,032,610	$(116,650,897)	$33,559,911

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2010

	General Units				Limited Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at April 1, 2010	80	$2,000	$(204)	$1,796	22,600,000	$398,149,516	$109,215,627	$507,365,143	$507,366,939

Sale of Limited Units					1,000,000	22,913,256		22,913,256	22,913,256

Redemption of Limited Units					(6,000,000)	(116,660,460)		(116,660,460)	(116,660,460)

Net Loss

Net investment loss			(2)	(2)			(686,278)	(686,278)	(686,280)

Net realized gain on United States Treasury Obligations and Futures			64	64			19,518,694	19,518,694	19,518,758

Net change in unrealized loss on United States Treasury Obligations and Futures			(404)	(404)			(112,567,659)	(112,567,659)	(112,568,063)

Net Loss			(342)	(342)			(93,735,243)	(93,735,243)	(93,735,585)

Balance at June 30, 2010	80	$2,000	$(546)	$1,454	17,600,000	$304,402,312	$15,480,384	$319,882,696	$319,884,150

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2009

	General Units				Limited Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2009	80	$2,000	$(964)	$1,036	9,000,000	$171,908,718	$(55,306,509)	$116,602,209	$116,603,245

Sale of Limited Units					11,600,000	167,508,642		167,508,642	167,508,642

Redemption of Limited Units					(200,000)	(2,721,668)		(2,721,668)	(2,721,668)

Net Income

Net investment loss			(2)	(2)			(350,878)	(350,878)	(350,880)

Net realized loss on United States Treasury Obligations and Futures			(18)	(18)			(1,925,875)	(1,925,875)	(1,925,893)

Net change in unrealized gain on United States Treasury Obligations and Futures			194	194			29,309,189	29,309,189	29,309,383

Net Income			174	174			27,032,436	27,032,436	27,032,610

Balance at June 30, 2009	80	$2,000	$(790)	$1,210	20,400,000	$336,695,692	$(28,274,073)	$308,421,619	$308,422,829

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2010

	General Units				Limited Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2010	80	$2,000	$(198)	$1,802	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,683,061

Sale of Limited Units					5,200,000	112,607,188		112,607,188	112,607,188

Redemption of Limited Units					(16,000,000)	(315,755,202)		(315,755,202)	(315,755,202)

Net Loss

Net investment loss			(6)	(6)			(1,627,682)	(1,627,682)	(1,627,688)

Net realized gain on United States Treasury Obligations and Futures			232	232			76,261,116	76,261,116	76,261,348

Net change in unrealized loss on United States Treasury Obligations and Futures			(574)	(574)			(191,283,983)	(191,283,983)	(191,284,557)

Net Loss			(348)	(348)			(116,650,549)	(116,650,549)	(116,650,897)

Balance at June 30, 2010	80	$2,000	$(546)	$1,454	17,600,000	$304,402,312	$15,480,384	$319,882,696	$319,884,150

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2009

	General Units				Limited Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	80	$2,000	$(1,046)	$954	2,800,000	$95,254,196	$(61,833,728)	$33,420,468	$33,421,422

Sale of Limited Units					18,200,000	248,802,316		248,802,316	248,802,316

Redemption of Limited Units					(600,000)	(7,360,820)		(7,360,820)	(7,360,820)

Net Income

Net investment loss			(4)	(4)			(444,138)	(444,138)	(444,142)

Net realized loss on United States Treasury Obligations and Futures			(332)	(332)			(19,155,349)	(19,155,349)	(19,155,681)

Net change in unrealized gain on United States Treasury Obligations and Futures			592	592			53,159,142	53,159,142	53,159,734

Net Income			256	256			33,559,655	33,559,655	33,559,911

Balance at June 30, 2009	80	$2,000	$(790)	$1,210	20,400,000	$336,695,692	$(28,274,073)	$308,421,619	$308,422,829

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(116,650,897)	$33,559,911
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(727,776,165)	(384,848,887)
Proceeds from securities sold and matured	925,978,499	133,999,137
Net accretion of discount on United States Treasury Obligations	(200,439)	(99,206)
Net realized (gain) loss on United States Treasury Obligations	(2,620)	600
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	191,284,557	(53,159,734)
Decrease in restricted cash	29,374,593	—
Change in operating receivables and liabilities:
Payable for securities purchased	40,984,454	—
Payable to broker	(71,824,777)	—
Management fee payable	(171,879)	162,998
Brokerage fee payable	2,414	694

Net cash provided by (used for) operating activities	270,997,740	(270,384,487)

Cash flow from financing activities:
Proceeds from sale of Limited Units	112,607,188	248,802,316
Redemption of Limited Units	(315,755,202)	(7,360,820)

Net cash provided by (used for) financing activities	(203,148,014)	241,441,496

Net change in cash held by broker	67,849,726	(28,942,991)
Cash held by broker at beginning of period	—	30,952,245

Cash held by broker at end of period	$67,849,726	$2,009,254

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

PowerShares DB Base Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

The Fund does not employ leverage. As of June 30, 2010 and December 31, 2009, the Fund had $361,077,867 (or 100%) and $711,886,566 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $31,792,167 (or 8.80%) and $48,620,958 (or 6.83%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $786,513 and $423,134, respectively. Management Fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $1,789,165 and $524,631, respectively. As of June 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $199,866 and $371,745, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $26,461 and $13,425, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $37,567 and $17,785, respectively. As of June 30, 2010 and December 31, 2009, brokerage fees payable were $9,397 and $6,983, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2010 and December 31, 2009 was $31,792,167 and $48,620,958, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $41,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2010. As a result a payable for securities purchased is recorded for $40,984,454. There was no payable for securities purchased as of December 31, 2009.

PowerShares DB Base Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2010, the Fund had $69,139,589 of cash held by the Commodity Broker, of which $1,289,863 was restricted. As of December 31, 2009, the Fund had $30,664,456 of cash held by the Commodity Broker, all of which were restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange in which cash is not accessible until the settled futures contracts expire. There were no cash equivalents held by the Fund as of June 30, 2010 and December 31, 2009.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of June 30, 2010, the Fund did not have an amount payable to broker. As of December 31, 2009, the futures contracts held by the Fund were in an unrealized appreciation position of $149,256,969 of which the Fund utilized $71,824,777 to purchase United States Treasury Obligations. No net interest expense was incurred as unrealized appreciation on open positions of futures contracts exceeded the payable to broker by $77,432,192.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination : United States 2007.

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation position of $42,012,650 and a net unrealized appreciation position of $149,256,969, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$333,950,928	$531,965,141
Commodity Futures Contracts (Level 1)	$(42,012,650)	$149,256,969

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Shares Sold*	1,000,000	11,600,000	$22,913,256	$167,508,642	5,200,000	18,200,000	$112,607,188	$248,802,316
Shares Redeemed*	(6,000,000)	(200,000)	(116,660,460)	(2,721,668)	(16,000,000)	(600,000)	(315,755,202)	(7,360,820)

Net Increase/(Decrease)	(5,000,000)	11,400,000	$(93,747,204)	$164,786,974	(10,800,000)	17,600,000	$(203,148,014)	$241,441,496

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

	Three Months Ended			Six Months Ended
	June 30, 2010		June 30, 2009	June 30, 2010		June 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$22.45		$12.96	$22.52		$11.94
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(4.24)		2.18	(4.27)		3.22
Net investment income (loss)	(0.03)		(0.02)	(0.07)		(0.04)

Net income (loss)	(4.27)		2.16	(4.34)		3.18
Net asset value per Share, end of period	$18.18		$15.12	$18.18		$15.12

Market value per Share, beginning of period	$22.51		$13.19	$22.50		$11.91

Market value per Share, end of period	$18.00		$15.07	$18.00		$15.07

Ratio to average Net Assets*
Net investment income (loss)	(0.66)%		(0.61)%	(0.69)%		(0.63)%
Total expenses	0.78%		0.76%	0.77%		0.76%
Total Return, at net asset value **	(19.02)%		16.67%	(19.27)%		26.63%

Total Return, at market value **	(20.04	) %	14.25%	(20.00	) %	26.53%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Aluminum	33.33
Zinc	33.33
Copper-Grade A	33.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of June 30, 2010:

Index Commodity	Index Fund Weight (%)
Aluminum	35.04
Zinc	29.30
Copper-Grade A	35.66

Closing Level as of June 30, 2010:	100.00

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

Under the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and Master Trust (the “Trust Agreements”) , Wilmington Trust Company, the Trustee of the Trust and the Master Trust, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund, the Master Trust and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Underlying Index	Aggregate returns for indices in the DBLCI-OY Industrial Metals TR™
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
DB Aluminum Indices	(15.76)%	13.45%	(13.32)%	0.60%
DB Zinc Indices	(24.54)%	14.57%	(30.75)%	22.72%
DB Copper – Grade A Indices	(16.05)%	21.29%	(11.58)%	57.96%
AGGREGATE RETURN	(18.64)%	16.72%	(18.74)%	26.81%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $271.0 million and $(270.4) million for the Six Months Ended June 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2010, $727.8 million was paid to purchase United States Treasury Obligations and $926.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2009, $384.8 million was paid to purchase United States Treasury Obligations and $134.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $191.3 million and increased by $53.2 million during the Six Months Ended June 30, 2010 and the Six Months Ended June 30, 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(203.1) million and $241.4 million during the Six Months Ended June 30, 2010 and 2009, respectively. This included $112.6 million and $248.8 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2010 and 2009, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 20.04% from $22.51 per Share to $18.00 per Share. The Share price high and low for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a low of $16.91 per Share (-24.88%) on June 7, 2010 to a high of $23.45 per Share (+4.18%) on April 15, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2010, the net asset value of each Share decreased 19.02% from $22.45 per Share to $18.18 per Share. A decrease in the futures contract prices for zinc, copper and aluminum during the Three Months Ended June 30, 2010 resulted in an overall 18.64% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Three Months Ended June 30, 2010 was $93.7 million, resulting from $0.1 million of interest income, net realized gains of $19.5 million and unrealized losses of $112.6 million, and operating expenses of $0.8 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 20.00% from $22.50 per Share to $18.00 per Share. The Share price high and low for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $16.91 per Share (-24.84%) on June 7, 2010 to a high of $23.80 per Share (+5.78%) on January 6, 2010.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2010, the net asset value of each Share decreased 19.27% from $22.52 per Share to $18.18 per Share. A decrease in the futures contract prices for zinc, copper and aluminum during the Six Months Ended June 30, 2010 resulted in an overall 18.74% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Six Months Ended June 30, 2010 was $116.7 million, resulting from $0.2 million of interest income, net realized gains of $76.3 million and unrealized losses of $191.3 million, and operating expenses of $1.8 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$361,077,867	1.96%	$14,618,245	6

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$711,886,566	2.12%	$31,592,765	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-09) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-10) and on January 15, 2008 (File No. 333-148613-14) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-10) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Registration Statement on Form S-3 was declared effective on January 4, 2010 (Registration No. 333-163453-10) with information with respect to the use of proceeds from the sale of Shares being disclosed therein. Accordingly, upon effectiveness, the Registration Statement on Form S-3 (Registration No. 333-163453-10) also acts as Post-Effective Amendment No. 2 to File No. 333-150501-10, a Post-Effective Amendment No. 3 to File No. 333-148613-14, Post-Effective Amendment No. 4 to File No. 333-142163-10 and Post-Effective Amendment No. 5 to File No. 333-135422-09. The Shares commenced trading on the NYSE Alternext on January 5, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended June 30, 2010, 22.9 million Shares were created for $23.0 million and 6.0 million Shares were redeemed for $116.7 million. On June 30, 2010, 17.6 million Shares of the Fund were outstanding for a market capitalization of $317.0 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2010	6,000,000	$19.44
Three Months Ended June 30, 2009	200,000	$13.61

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Base Metals Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Base Metals Master Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: August 6, 2010	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

E-1