Form 10-Q
period 2010-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund; DB Oil Master Fund
filed 2010-08-06
CIK 1367305, 1367306, 1383058, 1383060

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

Indicate the number of outstanding Shares as of June 30, 2010: 20,800,000 Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

Assets	June 30, 2010	December 31, 2009
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $481,910,251 and $315,976,953, respectively)	$481,897,733	$315,981,025
Cash held by broker	24,936,847	15,134,140
Net unrealized appreciation (depreciation) on futures contracts	(5,498,610)	26,672,040

Deposits with broker	501,335,970	357,787,205

Total assets	$501,335,970	$357,787,205

Liabilities
Payable for securities purchased	$3,998,483	$—
Management fee payable	308,160	142,660
Brokerage fee payable	4,797	3,812

Total liabilities	4,311,440	146,472

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings (deficit)	(44)	100

Total General shares	956	1,100

Shares:
Paid in capital - 20,800,000 and 13,000,000 redeemable Shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	484,801,492	292,486,164
Accumulated earnings	12,221,126	65,152,369

Total Shares	497,022,618	357,638,533

Total shareholders’ equity	497,023,574	357,639,633

Non-controlling interest in consolidated subsidiary - related party	956	1,100

Total equity	497,024,530	357,640,733

Total liabilities and equity	$501,335,970	$357,787,205

Net asset value per share
General shares	$23.90	$27.50
Shares	$23.90	$27.51

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	0.81%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	2.21	10,999,846	11,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	0.20	999,961	1,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	0.10	499,962	500,000
U.S. Treasury Bills, 0.15% due July 29, 2010	10.86	53,992,980	54,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	15.09	74,988,150	75,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	19.31	95,981,568	96,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	11.67	57,986,950	58,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	18.30	90,975,612	91,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	10.06	49,986,250	50,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	5.03	24,992,475	25,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	2.01	9,996,680	10,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	0.50	2,499,067	2,500,000
U.S. Treasury Bills, 0.16% due September 30, 2010	0.81	3,998,232	4,000,000

Total United States Treasury Obligations (cost $481,910,251)	96.96%	$481,897,733

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Light Sweet Crude Oil (6,321 contracts, settlement date June 21, 2011)	(1.11)%	$(5,498,610)

Net Unrealized Depreciation on Futures Contracts	(1.11)%	$(5,498,610)

Net unrealized depreciation is comprised of unrealized losses of $5,865,250 and unrealized gains of $366,640.

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

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$124,245	$84,656	$176,608	$115,343

Expenses
Management Fee	766,926	279,843	1,403,177	417,303
Brokerage Commissions and Fees	66,903	35,889	79,228	53,386

Total Expenses	833,829	315,732	1,482,405	470,689

Net investment loss	(709,584)	(231,076)	(1,305,797)	(355,346)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(849)	359	(1,274)	(2,972)
Futures	(24,734,130)	63,074,230	(19,437,220)	58,562,050

Net realized gain (loss)	(24,734,979)	63,074,589	(19,438,494)	58,559,078

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	5,821	(12,545)	(16,590)	3,547
Futures	(39,208,330)	(5,107,010)	(32,170,650)	2,720,660

Net change in unrealized gain (loss)	(39,202,509)	(5,119,555)	(32,187,240)	2,724,207

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(63,937,488)	57,955,034	(51,625,734)	61,283,285

Net Income (Loss)	$(64,647,072)	$57,723,958	$(52,931,531)	$60,927,939

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	176	(221)	144	(198)

Net Income (Loss) Attributable to PowerShares DB Oil Fund and Subsidiary	$(64,646,896)	$57,723,737	$(52,931,387)	$60,927,741

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$132	$1,132	12,000,000	$262,674,788	$76,867,846	$339,542,634	$339,543,766	$1,132	$339,544,898

Sale of Shares					8,800,000	222,126,704		222,126,704	222,126,704		222,126,704

Net Loss

Net investment loss			(3)	(3)			(709,578)	(709,578)	(709,581)	(3)	(709,584)

Net realized loss on United States Treasury Obligations and Futures			(50)	(50)			(24,734,879)	(24,734,879)	(24,734,929)	(50)	(24,734,979)

Net change in unrealized loss on United States Treasury Obligations and Futures			(123)	(123)			(39,202,263)	(39,202,263)	(39,202,386)	(123)	(39,202,509)

Net Loss			(176)	(176)			(64,646,720)	(64,646,720)	(64,646,896)	(176)	(64,647,072)

Balance at June 30, 2010	40	$1,000	$(44)	$956	20,800,000	$484,801,492	$12,221,126	$497,022,618	$497,023,574	$956	$497,024,530

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2009	40	$1,000	$(212)	$788	8,400,000	$182,380,430	$(16,805,697)	$165,574,733	$165,575,521	$788	$165,576,309

Sale of Shares					2,400,000	48,491,682		48,491,682	48,491,682		48,491,682

Redemption of Shares					(1,200,000)	(29,636,502)		(29,636,502)	(29,636,502)		(29,636,502)

Net Income

Net investment loss			(1)	(1)			(231,074)	(231,074)	(231,075)	(1)	(231,076)

Net realized gain on United States Treasury Obligations and Futures			243	243			63,074,103	63,074,103	63,074,346	243	63,074,589

Net change in unrealized loss on United States Treasury Obligations and Futures			(21)	(21)			(5,119,513)	(5,119,513)	(5,119,534)	(21)	(5,119,555)

Net Income			221	221			57,723,516	57,723,516	57,723,737	221	57,723,958

Balance at June 30, 2009	40	$1,000	$9	$1,009	9,600,000	$201,235,610	$40,917,819	$242,153,429	$242,154,438	$1,009	$242,155,447

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$100	$1,100	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,639,633	$1,100	$357,640,733

Sale of Shares					10,200,000	257,877,018		257,877,018	257,877,018		257,877,018

Redemption of Shares					(2,400,000)	(65,561,690)		(65,561,690)	(65,561,690)		(65,561,690)

Net Loss

Net investment loss			(4)	(4)			(1,305,789)	(1,305,789)	(1,305,793)	(4)	(1,305,797)

Net realized loss on United States Treasury Obligations and Futures			(33)	(33)			(19,438,428)	(19,438,428)	(19,438,461)	(33)	(19,438,494)

Net change in unrealized loss on United States Treasury Obligations and Futures			(107)	(107)			(32,187,026)	(32,187,026)	(32,187,133)	(107)	(32,187,240)

Net Loss			(144)	(144)			(52,931,243)	(52,931,243)	(52,931,387)	(144)	(52,931,531)

Balance at June 30, 2010	40	$1,000	$(44)	$956	20,800,000	$484,801,492	$12,221,126	$497,022,618	$497,023,574	$956	$497,024,530

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,226,223	$811	$89,227,034

Sale of Shares					7,200,000	136,565,888		136,565,888	136,565,888		136,565,888

Redemption of Shares					(2,000,000)	(44,565,414)		(44,565,414)	(44,565,414)		(44,565,414)

Net Income

Net investment loss			(2)	(2)			(355,342)	(355,342)	(355,344)	(2)	(355,346)

Net realized gain on United States Treasury Obligations and Futures			200	200			58,558,678	58,558,678	58,558,878	200	58,559,078

Net change in unrealized gain on United States Treasury Obligations and Futures			—	—			2,724,207	2,724,207	2,724,207	—	2,724,207

Net Income			198	198			60,927,543	60,927,543	60,927,741	198	60,927,939

Balance at June 30, 2009	40	$1,000	$9	$1,009	9,600,000	$201,235,610	$40,917,819	$242,153,429	$242,154,438	$1,009	$242,155,447

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(52,931,531)	$60,927,939
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(798,742,874)	(366,844,692)
Proceeds from securities sold and matured	632,985,847	241,994,133
Net accretion of discount on United States Treasury Obligations	(177,545)	(115,816)
Net realized loss on United States Treasury Obligations	1,274	2,972
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	32,187,240	(2,724,207)
Change in operating receivables and liabilities:
Payable for securities purchased	3,998,483	—
Management fee payable	165,500	81,109
Brokerage fee payable	985	684

Net cash used for operating activities	(182,512,621)	(66,677,878)

Cash flows from financing activities:
Proceeds from sale of Shares	257,877,018	136,565,888
Redemption of Shares	(65,561,690)	(44,565,414)

Net cash provided by financing activities	192,315,328	92,000,474

Net change in cash held by broker	9,802,707	25,322,596
Cash held by broker at beginning of period	15,134,140	28,145,987

Cash held by broker at end of period	$24,936,847	$53,468,583

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $481,910,251 and $315,976,953, respectively)	$481,897,733	$315,981,025
Cash held by broker	24,936,847	15,134,140
Net unrealized appreciation (depreciation) on futures contracts	(5,498,610)	26,672,040

Deposits with broker	501,335,970	357,787,205

Total assets	$501,335,970	$357,787,205

Liabilities
Payable for securities purchased	$3,998,483	$—
Management fee payable	308,160	142,660
Brokerage fee payable	4,797	3,812

Total liabilities	4,311,440	146,472

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital—80 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings (deficit)	(88)	200

Total General units	1,912	2,200

Limited units:
Paid in capital—20,800,000 and 13,000,000 redeemable units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	484,801,492	292,486,164
Accumulated earnings	12,221,126	65,152,369

Total Limited units	497,022,618	357,638,533

Total unitholders’ equity	497,024,530	357,640,733

Total liabilities and equity	$501,335,970	$357,787,205

Net asset value per unit
General units	$23.90	$27.50
Limited units	$23.90	$27.51

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	0.81%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	2.21	10,999,846	11,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	0.20	999,961	1,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	0.10	499,962	500,000
U.S. Treasury Bills, 0.15% due July 29, 2010	10.86	53,992,980	54,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	15.09	74,988,150	75,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	19.31	95,981,568	96,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	11.67	57,986,950	58,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	18.30	90,975,612	91,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	10.06	49,986,250	50,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	5.03	24,992,475	25,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	2.01	9,996,680	10,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	0.50	2,499,067	2,500,000
U.S. Treasury Bills, 0.16% due September 30, 2010	0.81	3,998,232	4,000,000

Total United States Treasury Obligations (cost $481,910,251)	96.96%	$481,897,733

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Light Sweet Crude Oil (6,321 contracts, settlement date June 21, 2011)	(1.11)%	$(5,498,610)

Net Unrealized Depreciation on Futures Contracts	(1.11)%	$(5,498,610)

Net unrealized depreciation is comprised of unrealized losses of $5,865,250 and unrealized gains of $366,640.

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

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$124,245	$84,656	$176,608	$115,343

Expenses
Management Fee	766,926	279,843	1,403,177	417,303
Brokerage Commissions and Fees	66,903	35,889	79,228	53,386

Total Expenses	833,829	315,732	1,482,405	470,689

Net investment loss	(709,584)	(231,076)	(1,305,797)	(355,346)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(849)	359	(1,274)	(2,972)
Futures	(24,734,130)	63,074,230	(19,437,220)	58,562,050

Net realized gain (loss)	(24,734,979)	63,074,589	(19,438,494)	58,559,078

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	5,821	(12,545)	(16,590)	3,547
Futures	(39,208,330)	(5,107,010)	(32,170,650)	2,720,660

Net change in unrealized gain (loss)	(39,202,509)	(5,119,555)	(32,187,240)	2,724,207

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(63,937,488)	57,955,034	(51,625,734)	61,283,285

Net Income (Loss)	$(64,647,072)	$57,723,958	$(52,931,531)	$60,927,939

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2010	80	$2,000	$264	$2,264	12,000,000	$262,674,788	$76,867,846	$339,542,634	$339,544,898

Sale of Limited Units					8,800,000	222,126,704		222,126,704	222,126,704

Net Loss

Net investment loss			(6)	(6)			(709,578)	(709,578)	(709,584)

Net realized loss on United States Treasury Obligations and Futures			(100)	(100)			(24,734,879)	(24,734,879)	(24,734,979)

Net change in unrealized loss on United States Treasury Obligations and Futures			(246)	(246)			(39,202,263)	(39,202,263)	(39,202,509)

Net Loss			(352)	(352)			(64,646,720)	(64,646,720)	(64,647,072)

Balance at June 30, 2010	80	$2,000	$(88)	$1,912	20,800,000	$484,801,492	$12,221,126	$497,022,618	$497,024,530

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2009	80	$2,000	$(424)	$1,576	8,400,000	$182,380,430	$(16,805,697)	$165,574,733	$165,576,309

Sale of Limited Units					2,400,000	48,491,682		48,491,682	48,491,682

Redemption of Limited Units					(1,200,000)	(29,636,502)		(29,636,502)	(29,636,502)

Net Income

Net investment loss			(2)	(2)			(231,074)	(231,074)	(231,076)

Net realized gain on United States Treasury Obligations and Futures			486	486			63,074,103	63,074,103	63,074,589

Net change in unrealized loss on United States Treasury Obligations and Futures			(42)	(42)			(5,119,513)	(5,119,513)	(5,119,555)

Net Income			442	442			57,723,516	57,723,516	57,723,958

Balance at June 30, 2009	80	$2,000	$18	$2,018	9,600,000	$201,235,610	$40,917,819	$242,153,429	$242,155,447

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$200	$2,200	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,640,733

Sale of Limited Units					10,200,000	257,877,018		257,877,018	257,877,018

Redemption of Limited Units					(2,400,000)	(65,561,690)		(65,561,690)	(65,561,690)

Net Loss

Net investment loss			(8)	(8)			(1,305,789)	(1,305,789)	(1,305,797)

Net realized loss on United States Treasury Obligations and Futures			(66)	(66)			(19,438,428)	(19,438,428)	(19,438,494)

Net change in unrealized loss on United States Treasury Obligations and Futures			(214)	(214)			(32,187,026)	(32,187,026)	(32,187,240)

Net Loss			(288)	(288)			(52,931,243)	(52,931,243)	(52,931,531)

Balance at June 30, 2010	80	$2,000	$(88)	$1,912	20,800,000	$484,801,492	$12,221,126	$497,022,618	$497,024,530

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(378)	$1,622	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,227,034

Sale of Limited Units					7,200,000	136,565,888		136,565,888	136,565,888

Redemption of Limited Units					(2,000,000)	(44,565,414)		(44,565,414)	(44,565,414)

Net Income

Net investment loss			(4)	(4)			(355,342)	(355,342)	(355,346)

Net realized gain on United States Treasury Obligations and Futures			400	400			58,558,678	58,558,678	58,559,078

Net change in unrealized gain on United States Treasury Obligations and Futures			—	—			2,724,207	2,724,207	2,724,207

Net Income			396	396			60,927,543	60,927,543	60,927,939

Balance at June 30, 2009	80	$2,000	$18	$2,018	9,600,000	$201,235,610	$40,917,819	$242,153,429	$242,155,447

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(52,931,531)	$60,927,939
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(798,742,874)	(366,844,692)
Proceeds from securities sold and matured	632,985,847	241,994,133
Net accretion of discount on United States Treasury Obligations	(177,545)	(115,816)
Net realized loss on United States Treasury Obligations	1,274	2,972
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	32,187,240	(2,724,207)
Change in operating receivables and liabilities:
Payable for securities purchased	3,998,483	—
Management fee payable	165,500	81,109
Brokerage fee payable	985	684

Net cash used for operating activities	(182,512,621)	(66,677,878)

Cash flow from financing activities:
Proceeds from sale of Limited Units	257,877,018	136,565,888
Redemption of Limited Units	(65,561,690)	(44,565,414)

Net cash provided by financing activities	192,315,328	92,000,474

Net change in cash held by broker	9,802,707	25,322,596
Cash held by broker at beginning of period	15,134,140	28,145,987

Cash held by broker at end of period	$24,936,847	$53,468,583

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010

(1) Organization

PowerShares DB Oil Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Oil Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and 40 General Units the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

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

The Fund does not employ leverage. As of June 30, 2010 and December 31, 2009, the Fund had $501,335,970 (or 100%) and $357,787,205 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $32,000,063 (or 6.38%) and $19,907,325 (or 5.56%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $766,926 and $279,843, respectively. Management Fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $1,403,177 and $417,303, respectively. As of June 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $308,160 and $142,660, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $66,903 and $35,889, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $79,228 and $53,386, respectively. As of June 30, 2010 and December 31, 2009, brokerage fees payable were $4,797 and $3,812, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2010 and December 31, 2009 was $32,000,063 and $19,907,325, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $4,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2010. As a result, a payable for securities purchased is reported for $3,998,483. There was no amount payable for securities purchased as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2010, the Fund had cash held by the Commodity Broker of $24,936,847 of which $5,498,610 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $15,134,140. There were no cash equivalents held by the Fund as of June 30, 2010 and December 31, 2009.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation position of $5,498,610 and a net unrealized appreciation position of $26,672,040, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$481,897,733	$315,981,025
Commodity Futures Contracts (Level 1)	$(5,498,610)	$26,672,040

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Shares Sold*	8,800,000	2,400,000	$222,126,704	$48,491,682	10,200,000	7,200,000	$257,877,018	$136,565,888
Shares Redeemed*	—	(1,200,000)	—	(29,636,502)	(2,400,000)	(2,000,000)	(65,561,690)	(44,565,414)

Net Increase/ (Decrease)	8,800,000	1,200,000	$222,126,704	$18,855,180	7,800,000	5,200,000	$192,315,328	$92,000,474

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$28.30	$19.71	$27.51	$20.28
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(4.36)	5.53	(3.52)	4.98
Net investment income (loss)	(0.04)	(0.02)	(0.09)	(0.04)

Net income (loss)	(4.40)	5.51	(3.61)	4.94
Net asset value per Share, end of period	$23.90	$25.22	$23.90	$25.22

Market value per Share, beginning of period	$28.12	$19.57	$27.57	$19.29

Market value per Share, end of period	$23.81	$25.29	$23.81	$25.29

Ratio to average Net Assets*
Net investment income (loss)	(0.69)%	(0.41)%	(0.69)%	(0.42)%

Total expenses	0.81%	0.56%	0.79%	0.56%

Total Return, at net asset value **	(15.55)%	27.96%	(13.12)%	24.36%

Total Return, at market value **	(15.33)%	29.23%	(13.64)%	31.10%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Underlying Index	Aggregate returns for indices in the DBLCI-OY CL TR™
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
DB Light Sweet Crude Oil (WTI) Indices	(15.15)%	28.04%	(12.58)%	24.66%
AGGREGATE RETURN	(15.15)%	28.04%	(12.58)%	24.66%

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

Operating Activities

Net cash flow used for operating activities was $182.5 million and $66.7 million for the Six Months Ended June 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2010, $798.7 million was paid to purchase United States Treasury Obligations and $633.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2009, $366.8 million was paid to purchase United States Treasury Obligations and $242.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $32.2 million and decreased by $2.7 million during the Six Months Ended June 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $192.3 million and $92.0 million during the Six Months Ended June 30, 2010 and 2009, respectively. This included $257.9 million and $136.6 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2010 and 2009, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 15.33% from $28.12 per Share to $23.81 per Share. The Share price high and low for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a high of $29.83 per Share (+6.08%) on May 3, 2010 to a low of $23.17 per Share (-17.60%) on May 25, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2010, the net asset value of each Share decreased 15.55% from $28.30 per Share to $23.90 per Share. A decrease in the price of light sweet crude oil futures contracts during the Three Months Ended June 30, 2010 contributed to a 15.15% decrease in the level of the DBLCI-OY CL TR™.

Net loss for the Three Months Ended June 30, 2010 was $64.6 million, resulting from $0.1 million of interest income, net realized losses of $24.7 million, net unrealized losses of $39.2 million and operating expenses of $0.8 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 13.64% from $27.57 per Share to $23.81 per Share. The Share price high and low for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $29.83 per Share (+8.20%) on May 3, 2010 to a low of $23.17 per Share (-15.96%) on May 25, 2010.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2010, the net asset value of each Share decreased 13.12% from $27.51 per Share to $23.90 per Share. An decrease in the price of light sweet crude oil futures contracts during the Six Months Ended June 30, 2010 contributed to a 12.58% decrease in the level of the DBLCI-OY CL TR™.

Net loss for the Six Months Ended June 30, 2010 was $52.9 million, resulting from $0.2 million of interest income, net realized loss of $19.4 million, net unrealized loss of $32.2 million and operating expenses of $1.5 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$501,335,970	1.76%	$20,346,988	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$357,787,205	2.46%	$20,505,912	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

For the Three Months Ended June 30, 2010, 8.8 million Shares were created for $222.1 million and no Shares were redeemed. On June 30, 2010, 20.8 million Shares of the Fund were outstanding for a market capitalization of $495.2 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2010	—	$—
Three Months Ended June 30, 2009	1,200,000	$24.70

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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