Form 10-Q
period 2010-06-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund; DB Gold Master Fund
filed 2010-08-06
CIK 1367305, 1367306, 1383055, 1383056

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

Indicate the number of outstanding Shares as of June 30, 2010: 5,400,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $221,456,895 and $172,487,720, respectively)	$221,449,441	$172,492,067
Cash held by broker	9,867,713	—
Net unrealized appreciation on futures contracts	14,217,070	21,900,800

Deposits with broker	245,534,224	194,392,867

Total assets	$245,534,224	$194,392,867

Liabilities
Payable to broker	$—	$13,645,890
Payable for securities purchased	5,997,725	—
Management fee payable	126,234	79,290
Brokerage fee payable	6,091	3,156

Total liabilities	6,130,050	13,728,336

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	773	571

Total General shares	1,773	1,571

Shares:
Paid in capital—5,400,000 and 4,600,000 redeemable Shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	185,124,338	145,857,424
Accumulated earnings	54,276,290	34,803,965

Total Shares	239,400,628	180,661,389

Total shareholders’ equity	239,402,401	180,662,960

Non-controlling interest in consolidated subsidiary—related party	1,773	1,571

Total equity	239,404,174	180,664,531

Total liabilities and equity	$245,534,224	$194,392,867

Net asset value per share
General shares	$44.33	$39.28
Shares	$44.33	$39.27

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	2.51%	$6,000,000	$6,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	6.26	14,999,790	15,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	2.51	5,999,766	6,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	2.71	6,499,500	6,500,000
U.S. Treasury Bills, 0.15% due July 29, 2010	3.34	7,998,960	8,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	20.05	47,990,784	48,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	12.11	28,993,475	29,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	0.42	999,732	1,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	22.97	54,984,875	55,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	2.92	6,997,893	7,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	14.20	33,987,318	34,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	2.50	5,997,348	6,000,000

Total United States Treasury Obligations (cost $221,456,895)	92.50%	$221,449,441

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (1,915 contracts, settlement date October 27, 2010)	5.94	$14,217,070

Net Unrealized Appreciation on Futures Contracts	5.94%	$14,217,070

Net unrealized appreciation is comprised of unrealized gains of $14,437,140 and unrealized losses of $220,070.

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

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$51,825	$43,180	$79,174	$72,572

Expenses
Management Fee	320,160	140,921	617,661	257,256
Brokerage Commissions and Fees	7,075	11,773	23,140	16,580

Total Expenses	327,235	152,694	640,801	273,836

Net investment loss	(275,410)	(109,514)	(561,627)	(201,264)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(862)	—	(483)	(1,715)
Futures	235,720	9,389,080	27,730,370	11,643,040

Net realized gain	234,858	9,389,080	27,729,887	11,641,325

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,102)	(3,335)	(11,801)	(4,762)
Futures	17,275,090	(9,464,910)	(7,683,730)	(8,266,950)

Net change in unrealized gain (loss)	17,273,988	(9,468,245)	(7,695,531)	(8,271,712)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	17,508,846	(79,165)	20,034,356	3,369,613

Net Income (Loss)	$17,233,436	$(188,679)	$19,472,729	$3,168,349

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary—related party	(183)	2	(202)	(52)

Net Income (Loss) Attributable to PowerShares DB Gold Fund and Subsidiary	$17,233,253	$(188,677)	$19,472,527	$3,168,297

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$590	$1,590	4,000,000	$121,983,120	$37,043,220	$159,026,340	$159,027,930	$1,590	$159,029,520

Sale of Shares					2,000,000	87,737,472		87,737,472	87,737,472		87,737,472

Redemption of Shares					(600,000)	(24,596,254)		(24,596,254)	(24,596,254)		(24,596,254)

Net Income

Net investment loss			(3)	(3)			(275,404)	(275,404)	(275,407)	(3)	(275,410)

Net realized gain on United States Treasury Obligations and Futures			3	3			234,852	234,852	234,855	3	234,858

Net change in unrealized gain on United States Treasury Obligations and Futures			183	183			17,273,622	17,273,622	17,273,805	183	17,273,988

Net Income			183	183			17,233,070	17,233,070	17,233,253	183	17,233,436

Balance at June 30, 2010	40	$1,000	$773	$1,773	5,400,000	$185,124,338	$54,276,290	$239,400,628	$239,402,401	$1,773	$239,404,174

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

Net Loss
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

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$571	$1,571	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,662,960	$1,571	$180,664,531

Sale of Shares					2,200,000	95,757,160		95,757,160	95,757,160		95,757,160

Redemption of Shares					(1,400,000)	(56,490,246)		(56,490,246)	(56,490,246)		(56,490,246)

Net Income

Net investment loss			(6)	(6)			(561,615)	(561,615)	(561,621)	(6)	(561,627)

Net realized gain on United States Treasury Obligations and Futures			290	290			27,729,307	27,729,307	27,729,597	290	27,729,887

Net change in unrealized loss on United States Treasury Obligations and Futures			(82)	(82)			(7,695,367)	(7,695,367)	(7,695,449)	(82)	(7,695,531)

Net Income			202	202			19,472,325	19,472,325	19,472,527	202	19,472,729

Balance at June 30, 2010	40	$1,000	$773	$1,773	5,400,000	$185,124,338	$54,276,290	$239,400,628	$239,402,401	$1,773	$239,404,174

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

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income	$19,472,729	$3,168,349
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(364,887,482)	(210,916,165)
Proceeds from securities sold and matured	315,996,998	132,998,034
Net accretion of discount on United States Treasury Obligations	(79,174)	(72,572)
Net realized loss on United States Treasury Obligations	483	1,715
Net change in unrealized loss on United States Treasury Obligations and futures	7,695,531	8,271,712
Change in operating receivables and liabilities:
Payable for securities purchased	5,997,725	—
Payable to broker	(13,645,890)	—
Management fee payable	46,944	21,803
Brokerage fee payable	2,935	236

Net cash used for operating activities	(29,399,201)	(66,526,888)

Cash flows from financing activities:
Proceeds from sale of Shares	95,757,160	54,011,262
Redemption of Shares	(56,490,246)	(13,615,534)

Net cash provided by financing activities	39,266,914	40,395,728

Net change in cash held by broker	9,867,713	(26,131,160)
Cash held by broker at beginning of period	—	33,461,910

Cash held by broker at end of period	$9,867,713	$7,330,750

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $221,456,895 and $172,487,720, respectively)	$221,449,441	$172,492,067
Cash held by broker	9,867,713	—
Net unrealized appreciation on futures contracts	14,217,070	21,900,800

Deposits with broker	245,534,224	194,392,867

Total assets	$245,534,224	$194,392,867

Liabilities
Payable to broker	$—	$13,645,890
Payable for securities purchased	5,997,725	—
Management fee payable	126,234	79,290
Brokerage fee payable	6,091	3,156

Total liabilities	6,130,050	13,728,336

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital—80 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	1,546	1,142

Total General units	3,546	3,142

Limited units:
Paid in capital—5,400,000 and 4,600,000 redeemable units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	185,124,338	145,857,424
Accumulated earnings	54,276,290	34,803,965

Total Limited units	239,400,628	180,661,389

Total unitholders’ equity	239,404,174	180,664,531

Total liabilities and equity	$245,534,224	$194,392,867

Net asset value per unit
General units	$44.33	$39.28
Limited units	$44.33	$39.27

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	2.51%	$6,000,000	$6,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	6.26	14,999,790	15,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	2.51	5,999,766	6,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	2.71	6,499,500	6,500,000
U.S. Treasury Bills, 0.15% due July 29, 2010	3.34	7,998,960	8,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	20.05	47,990,784	48,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	12.11	28,993,475	29,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	0.42	999,732	1,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	22.97	54,984,875	55,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	2.92	6,997,893	7,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	14.20	33,987,318	34,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	2.50	5,997,348	6,000,000

Total United States Treasury Obligations (cost $221,456,895)	92.50%	$221,449,441

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (1,915 contracts, settlement date October 27, 2010)	5.94	$14,217,070

Net Unrealized Appreciation on Futures Contracts	5.94%	$14,217,070

Net unrealized appreciation is comprised of unrealized gains of $14,437,140 and unrealized lossses of $220,070.

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

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$51,825	$43,180	$79,174	$72,572

Expenses
Management Fee	320,160	140,921	617,661	257,256
Brokerage Commissions and Fees	7,075	11,773	23,140	16,580

Total Expenses	327,235	152,694	640,801	273,836

Net investment loss	(275,410)	(109,514)	(561,627)	(201,264)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(862)	—	(483)	(1,715)
Futures	235,720	9,389,080	27,730,370	11,643,040

Net realized gain	234,858	9,389,080	27,729,887	11,641,325

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,102)	(3,335)	(11,801)	(4,762)
Futures	17,275,090	(9,464,910)	(7,683,730)	(8,266,950)

Net change in unrealized gain (loss)	17,273,988	(9,468,245)	(7,695,531)	(8,271,712)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	17,508,846	(79,165)	20,034,356	3,369,613

Net Income (Loss)	$17,233,436	$(188,679)	$19,472,729	$3,168,349

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2010	80	$2,000	$1,180	$3,180	4,000,000	$121,983,120	$37,043,220	$159,026,340	$159,029,520

Sale of Limited Units					2,000,000	87,737,472		87,737,472	87,737,472

Redemption of Limited Units					(600,000)	(24,596,254)		(24,596,254)	(24,596,254)

Net Income

Net investment loss			(6)	(6)			(275,404)	(275,404)	(275,410)

Net realized gain on United States Treasury Obligations and Futures			6	6			234,852	234,852	234,858

Net change in unrealized gain on United States Treasury Obligations and Futures			366	366			17,273,622	17,273,622	17,273,988

Net Income			366	366			17,233,070	17,233,070	17,233,436

Balance at June 30, 2010	80	$2,000	$1,546	$3,546	5,400,000	$185,124,338	$54,276,290	$239,400,628	$239,404,174

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2009	80	$2,000	$682	$2,682	3,000,000	$88,010,176	$12,588,893	$100,599,069	$100,601,751

Sale of Limited Units					800,000	26,814,126		26,814,126	26,814,126

Net Loss

Net investment loss			(2)	(2)			(109,512)	(109,512)	(109,514)

Net realized gain on United States Treasury Obligations and Futures			234	234			9,388,846	9,388,846	9,389,080

Net change in unrealized loss on United States Treasury Obligations and Futures			(236)	(236)			(9,468,009)	(9,468,009)	(9,468,245)

Net Loss			(4)	(4)			(188,675)	(188,675)	(188,679)

Balance at June 30, 2009	80	$2,000	$678	$2,678	3,800,000	$114,824,302	$12,400,218	$127,224,520	$127,227,198

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$1,142	$3,142	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,664,531

Sale of Limited Units					2,200,000	95,757,160		95,757,160	95,757,160

Redemption of Limited Units					(1,400,000)	(56,490,246)		(56,490,246)	(56,490,246)

Net Income

Net investment loss			(12)	(12)			(561,615)	(561,615)	(561,627)

Net realized gain on United States Treasury Obligations and Futures			580	580			27,729,307	27,729,307	27,729,887

Net change in unrealized loss on United States Treasury Obligations and Futures			(164)	(164)			(7,695,367)	(7,695,367)	(7,695,531)

Net Income			404	404			19,472,325	19,472,325	19,472,729

Balance at June 30, 2010	80	$2,000	$1,546	$3,546	5,400,000	$185,124,338	$54,276,290	$239,400,628	$239,404,174

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$574	$2,574	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,663,121

Sale of Limited Units					1,600,000	54,011,262		54,011,262	54,011,262

Redemption of Limited Units					(400,000)	(13,615,534)		(13,615,534)	(13,615,534)

Net Income

Net investment loss			(6)	(6)			(201,258)	(201,258)	(201,264)

Net realized gain on United States Treasury Obligations and Futures			296	296			11,641,029	11,641,029	11,641,325

Net change in unrealized loss on United States Treasury Obligations and Futures			(186)	(186)			(8,271,526)	(8,271,526)	(8,271,712)

Net Income			104	104			3,168,245	3,168,245	3,168,349

Balance at June 30, 2009	80	$2,000	$678	$2,678	3,800,000	$114,824,302	$12,400,218	$127,224,520	$127,227,198

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income	$19,472,729	$3,168,349
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(364,887,482)	(210,916,165)
Proceeds from securities sold and matured	315,996,998	132,998,034
Net accretion of discount on United States Treasury Obligations	(79,174)	(72,572)
Net realized loss on United States Treasury Obligations	483	1,715
Net change in unrealized loss on United States Treasury Obligations and futures	7,695,531	8,271,712
Change in operating receivables and liabilities:
Payable for securities purchased	5,997,725	—
Payable to broker	(13,645,890)	—
Management fee payable	46,944	21,803
Brokerage fee payable	2,935	236

Net cash used for operating activities	(29,399,201)	(66,526,888)

Cash flow from financing activities:
Proceeds from sale of Limited Units	95,757,160	54,011,262
Redemption of Limited Units	(56,490,246)	(13,615,534)

Net cash provided by financing activities	39,266,914	40,395,728

Net change in cash held by broker	9,867,713	(26,131,160)
Cash held by broker at beginning of period	—	33,461,910

Cash held by broker at end of period	$9,867,713	$7,330,750

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

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

The Fund does not employ leverage. As of June 30, 2010 and December 31, 2009, the Fund had $245,534,224 (or 100%) and $194,392,867 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $10,989,898 (or 4.48%) and $8,838,817 (or 4.55%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $320,160 and $140,921, respectively. Management Fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $617,661 and $257,256, respectively. As of June 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $126,234 and $79,290, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $7,075 and $11,773, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $23,140 and $16,580, respectively. As of June 30, 2010 and December 31, 2009, brokerage fees payable were $6,091 and $3,156, respectively.

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

PowerShares DB Gold Fund and Subsidiary

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

PowerShares DB Gold Fund and Subsidiary

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2010 and December 31, 2009 were holdings of $10,989,898 and $8,838,817, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $6,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2010. As a result, a payable for securities purchased is reported for $5,997,725. There was no amount payable for securities purchased as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2010 the Fund had cash held by the Commodity Broker of $9,867,713. As of December 31, 2009 the fund held no cash. There were no cash equivalents held by the Fund as of June 30, 2010 and December 31, 2009.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $14,217,070 and $21,900,800, respectively.

(j) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”) , monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. Effective January 4, 2010, the Management Fee payable by the Master Fund was increased from 0.50% to 0.75% per annum of the daily net asset value of the Master Fund.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$221,449,441	$172,492,067
Commodity Futures Contracts (Level 1)	$14,217,070	$21,900,800

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

June 30, 2010

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Shares Sold*	2,000,000	800,000	$87,737,472	$26,814,126	2,200,000	1,600,000	$95,757,160	$54,011,262
Shares Redeemed*	(600,000)	—	(24,596,254)	—	(1,400,000)	(400,000)	(56,490,246)	(13,615,534)

Net Increase/ (Decrease)	1,400,000	800,000	$63,141,218	$26,814,126	800,000	1,200,000	$39,266,914	$40,395,728

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$39.76	$33.53	$39.27	$32.18
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	4.64	(0.02)	5.20	1.36
Net investment income (loss)	(0.07)	(0.03)	(0.14)	(0.06)

Net income (loss)	4.57	(0.05)	5.06	1.30
Net asset value per Share, end of period	$44.33	$33.48	$44.33	$33.48

Market value per Share, beginning of period	$39.71	$33.35	$39.22	$32.14

Market value per Share, end of period	$44.31	$33.53	$44.31	$33.53

Ratio to average Net Assets*
Net investment income (loss)	(0.64)%	(0.39)%	(0.68)%	(0.39)%

Total expenses	0.76%	0.54%	0.77%	0.53%

Total Return, at net asset value **	11.49%	(0.15)%	12.89%	4.04%

Total Return, at market value **	11.58%	0.54%	12.98%	4.32%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

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

Underlying Index	Aggregate returns for index in the DBLCI-OY GC TR™
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
DB Gold Indices	11.79%	-0.01%	13.41%	4.42%

AGGREGATE RETURN	11.79%	-0.01%	13.41%	4.42%

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

Operating Activities

Net cash flow used for operating activities was $29.4 million and $66.5 million for the Six Months Ended June 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2010, $364.9 million was paid to purchase United States Treasury Obligations and $316.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2009, $210.9 million was paid to purchase United States Treasury Obligations and $133.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $7.7 million and $8.3 million during the Six Months Ended June 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $39.3 million and $40.4 million during the Six Months Ended June 30, 2010 and 2009, respectively. This included $95.8 million and $54.0 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2010 and 2009, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 11.58% from $39.71 per Share to $44.31 per Share. The Share price low and high for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a low of $40.20 per Share (+1.23%) on April 1, 2010 to a high of $44.80 per Share (+12.82%) on June 18, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2010, the net asset value of each Share increased 11.49% from $39.76 per Share to $44.33 per Share. Rising prices for gold futures contracts during the Three Months Ended June 30, 2010 contributed to an 11.79% increase in the level of the DBLCI-OY GC TR™.

Net income for the Three Months Ended June 30, 2010 was $17.2 million, resulting from $0.1 million of interest income, net realized gains of $0.2 million, net unrealized gains of $17.2 million, and operating expenses of $0.3 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 12.98% from $39.22 per Share to $44.31 per Share. The Share price low and high for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $37.99 per Share (-3.14%) on February 8, 2010 to a high of $44.80 per Share (+14.23%) on June 18, 2010.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2010, the net asset value of each Share increased 12.89% from $39.27 per Share to $44.33 per Share. Rising prices for gold futures contracts during the Six Months Ended June 30, 2010 contributed to a 13.41% increase in the level of the DBLCI-OY GC TR™.

Net income for the Six Months Ended June 30, 2010 was $19.5 million, resulting from $0.1 million of interest income, net realized gains of $27.7 million, net unrealized losses of $7.7 million, and operating expenses of $0.6 million.

For the Six Months Ended June 30, 2009, the net asset value of each Share increased 4.04% from $32.18 per Share to $33.48 per Share. Rising prices for gold futures contracts during the Six Months Ended June 30, 2009 contributed to a 4.42% increase in the level of the DBLCI-OY GC TR™.

Net income for the Six Months Ended June 30, 2009 was $3.2 million, resulting from $0.1 million of interest income, net realized gains of $11.6 million, net unrealized losses of $8.2 million and operating expenses of $0.3 million

Off-Balance Sheet Arrangements and Contractual Obligations

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

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$245,534,224	1.05%	$5,847,570	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$194,392,867	1.34%	$5,627,693	5

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following was the primary trading risk exposure of the Fund as of June 30, 2010 by Index Commodity:

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

For the Three Months Ended June 30, 2010, 2.0 million Shares were created for $87.7 million and 0.6 million Shares were redeemed for $24.6 million. On June 30, 2010, 5.4 million Shares of the Fund were outstanding for a market capitalization of $239.3 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2010	600,000	40.99
Three Months Ended June 30, 2009	-	$-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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