Form 10-Q
period 2010-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund; DB Gold Master Fund
filed 2010-11-05
CIK 1367305, 1367306, 1383055, 1383056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of outstanding Shares as of September 30, 2010: 6,200,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $251,440,153 and $172,487,720, respectively)	$251,446,017	$172,492,067
Cash held by broker	25,127,810	—
Net unrealized appreciation on futures contracts	11,136,890	21,900,800

Deposits with broker	287,710,717	194,392,867

Total assets	$287,710,717	$194,392,867

Liabilities
Payable to broker	$—	$13,645,890
Management fee payable	153,910	79,290
Brokerage fee payable	8,652	3,156

Total liabilities	162,562	13,728,336

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	855	571

Total General shares	1,855	1,571

Shares:
Paid in capital—6,200,000 and 4,600,000 redeemable Shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	221,713,206	145,857,424
Accumulated earnings	65,831,239	34,803,965

Total Shares	287,544,445	180,661,389

Total shareholders’ equity	287,546,300	180,662,960

Non-controlling interest in consolidated subsidiary—related party	1,855	1,571

Total equity	287,548,155	180,664,531

Total liabilities and equity	$287,710,717	$194,392,867

Net asset value per share
General shares	$46.38	$39.28
Shares	$46.38	$39.27

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	2.09%	$5,999,886	$6,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	2.09	5,999,766	6,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	2.26	6,499,532	6,500,000
U.S. Treasury Bills, 0.08% due October 28, 2010	2.78	7,999,192	8,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	16.69	47,992,992	48,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	10.08	28,995,099	29,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	0.35	999,767	1,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	16.34	46,989,472	47,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	5.21	14,996,115	15,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	12.52	35,990,136	36,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	14.95	42,986,412	43,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	2.09	5,997,648	6,000,000

Total United States Treasury Obligations (cost $251,440,153)	87.45%	$251,446,017

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (2,197 contracts, settlement date November 26, 2010)	3.87	$11,136,890

Net Unrealized Appreciation on Futures Contracts	3.87%	$11,136,890

Net unrealized appreciation is comprised entirely of unrealized gains of $11,136,890.

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

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$77,779	$53,327	$156,953	$125,899

Expenses
Management Fee	444,742	173,709	1,062,403	430,965
Brokerage Commissions and Fees	21,720	4,397	44,860	20,977

Total Expenses	466,462	178,106	1,107,263	451,942

Net investment loss	(388,683)	(124,779)	(950,310)	(326,043)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	278	544	(205)	(1,171)
Futures	15,010,380	526,460	42,740,750	12,169,500

Net realized gain	15,010,658	527,004	42,740,545	12,168,329

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	13,318	12,096	1,517	7,334
Futures	(3,080,180)	10,573,010	(10,763,910)	2,306,060

Net change in unrealized gain (loss)	(3,066,862)	10,585,106	(10,762,393)	2,313,394

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	11,943,796	11,112,110	31,978,152	14,481,723

Net Income	$11,555,113	$10,987,331	$31,027,842	$14,155,680

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(82)	(111)	(284)	(163)

Net Income Attributable to PowerShares DB Gold Fund and Subsidiary	$11,555,031	$10,987,220	$31,027,558	$14,155,517

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$773	$1,773	5,400,000	$185,124,338	$54,276,290	$239,400,628	$239,402,401	$1,773	$239,404,174

Sale of Shares					1,200,000	54,333,974		54,333,974	54,333,974		54,333,974

Redemption of Shares					(400,000)	(17,745,106)		(17,745,106)	(17,745,106)		(17,745,106)

Net Income

Net investment loss			(2)	(2)			(388,679)	(388,679)	(388,681)	(2)	(388,683)

Net realized gain on United States Treasury Obligations and Futures			115	115			15,010,428	15,010,428	15,010,543	115	15,010,658

Net change in unrealized loss on United States Treasury Obligations and Futures			(31)	(31)			(3,066,800)	(3,066,800)	(3,066,831)	(31)	(3,066,862)

Net Income			82	82			11,554,949	11,554,949	11,555,031	82	11,555,113

Balance at September 30, 2010	40	$1,000	$855	$1,855	6,200,000	$221,713,206	$65,831,239	$287,544,445	$287,546,300	$1,855	$287,548,155

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

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$571	$1,571	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,662,960	$1,571	$180,664,531

Sale of Shares					3,400,000	150,091,134		150,091,134	150,091,134		150,091,134

Redemption of Shares					(1,800,000)	(74,235,352)		(74,235,352)	(74,235,352)		(74,235,352)

Net Income

Net investment loss			(8)	(8)			(950,294)	(950,294)	(950,302)	(8)	(950,310)

Net realized gain on United States Treasury Obligations and Futures			405	405			42,739,735	42,739,735	42,740,140	405	42,740,545

Net change in unrealized loss on United States Treasury Obligations and Futures			(113)	(113)			(10,762,167)	(10,762,167)	(10,762,280)	(113)	(10,762,393)

Net Income			284	284			31,027,274	31,027,274	31,027,558	284	31,027,842

Balance at September 30, 2010	40	$1,000	$855	$1,855	6,200,000	$221,713,206	$65,831,239	$287,544,445	$287,546,300	$1,855	$287,548,155

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

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income	$31,027,842	$14,155,680
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(625,291,761)	(355,356,883)
Proceeds from securities sold and matured	546,496,075	265,498,003
Net accretion of discount on United States Treasury Obligations	(156,952)	(125,899)
Net realized loss on United States Treasury Obligations	205	1,171
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	10,762,393	(2,313,394)
Change in operating receivables and liabilities:
Payable for securities purchased	—	5,998,332
Payable to broker	(13,645,890)	—
Management fee payable	74,620	33,849
Brokerage fee payable	5,496	(181)

Net cash used for operating activities	(50,727,972)	(72,109,322)

Cash flows from financing activities:
Proceeds from sale of Shares	150,091,134	75,118,578
Redemption of Shares	(74,235,352)	(27,905,442)

Net cash provided by financing activities	75,855,782	47,213,136

Net change in cash held by broker	25,127,810	(24,896,186)
Cash held by broker at beginning of period	—	33,461,910

Cash held by broker at end of period	$25,127,810	$8,565,724

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $251,440,153 and $172,487,720, respectively)	$251,446,017	$172,492,067
Cash held by broker	25,127,810	—
Net unrealized appreciation on futures contracts	11,136,890	21,900,800

Deposits with broker	287,710,717	194,392,867

Total assets	$287,710,717	$194,392,867

Liabilities
Payable to broker	$—	$13,645,890
Management fee payable	153,910	79,290
Brokerage fee payable	8,652	3,156

Total liabilities	162,562	13,728,336

Commitments and Contingencies (Note 9)

Equity
Unit holders’ equity
General units:
Paid in capital—80 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	1,710	1,142

Total General units	3,710	3,142

Limited units:
Paid in capital—6,200,000 and 4,600,000 redeemable units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	221,713,206	145,857,424
Accumulated earnings	65,831,239	34,803,965

Total Limited units	287,544,445	180,661,389

Total unit holders’ equity	287,548,155	180,664,531

Total liabilities and equity	$287,710,717	$194,392,867

Net asset value per unit
General unit	$46.38	$39.28
Limited unit	$46.38	$39.27

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	2.09%	$5,999,886	$6,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	2.09	5,999,766	6,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	2.26	6,499,532	6,500,000
U.S. Treasury Bills, 0.08% due October 28, 2010	2.78	7,999,192	8,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	16.69	47,992,992	48,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	10.08	28,995,099	29,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	0.35	999,767	1,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	16.34	46,989,472	47,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	5.21	14,996,115	15,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	12.52	35,990,136	36,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	14.95	42,986,412	43,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	2.09	5,997,648	6,000,000

Total United States Treasury Obligations (cost $251,440,153)	87.45%	$251,446,017

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (2,197 contracts, settlement date November 26, 2010)	3.87	$11,136,890

Net Unrealized Appreciation on Futures Contracts	3.87%	$11,136,890

Net unrealized appreciation is comprised entirely of unrealized gains of $11,136,890.

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

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$77,779	$53,327	$156,953	$125,899

Expenses
Management Fee	444,742	173,709	1,062,403	430,965
Brokerage Commissions and Fees	21,720	4,397	44,860	20,977

Total Expenses	466,462	178,106	1,107,263	451,942

Net investment loss	(388,683)	(124,779)	(950,310)	(326,043)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	278	544	(205)	(1,171)
Futures	15,010,380	526,460	42,740,750	12,169,500

Net realized gain	15,010,658	527,004	42,740,545	12,168,329

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	13,318	12,096	1,517	7,334
Futures	(3,080,180)	10,573,010	(10,763,910)	2,306,060

Net change in unrealized gain (loss)	(3,066,862)	10,585,106	(10,762,393)	2,313,394

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	11,943,796	11,112,110	31,978,152	14,481,723

Net Income	$11,555,113	$10,987,331	$31,027,842	$14,155,680

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2010	80	$2,000	$1,546	$3,546	5,400,000	$185,124,338	$54,276,290	$239,400,628	$239,404,174

Sale of Limited Units					1,200,000	54,333,974		54,333,974	54,333,974

Redemption of Limited Units					(400,000)	(17,745,106)		(17,745,106)	(17,745,106)

Net Income

Net investment loss			(4)	(4)			(388,679)	(388,679)	(388,683)

Net realized gain on United States Treasury Obligations and Futures			230	230			15,010,428	15,010,428	15,010,658

Net change in unrealized loss on United States Treasury Obligations and Futures			(62)	(62)			(3,066,800)	(3,066,800)	(3,066,862)

Net Income			164	164			11,554,949	11,554,949	11,555,113

Balance at September 30, 2010	80	$2,000	$1,710	$3,710	6,200,000	$221,713,206	$65,831,239	$287,544,445	$287,548,155

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2009

	General Units						Limited Units
	Units	Paid in Capital	Accumulated Earnings		Total Equity		Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2009	80	$2,000	$678		$2,678		3,800,000	$114,824,302	$12,400,218	$127,224,520	$127,227,198

Sale of Limited Units							600,000	21,107,316		21,107,316	21,107,316

Redemption of Limited Units							(400,000)	(14,289,908)		(14,289,908)	(14,289,908)

Net Income

Net investment loss			—	*	—	*			(124,779)	(124,779)	(124,779)

Net realized gain on United States Treasury Obligations and Futures			10		10				526,994	526,994	527,004

Net change in unrealized gain on United States Treasury Obligations and Futures			212		212				10,584,894	10,584,894	10,585,106

Net Income			222		222				10,987,109	10,987,109	10,987,331

Balance at September 30, 2009	80	$2,000	$900		$2,900		4,000,000	$121,641,710	$23,387,327	$145,029,037	$145,031,937

*	Amount below $1.00

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2010	80	$2,000	$1,142	$3,142	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,664,531

Sale of Limited Units					3,400,000	150,091,134		150,091,134	150,091,134

Redemption of Limited Units					(1,800,000)	(74,235,352)		(74,235,352)	(74,235,352)

Net Income

Net investment loss			(16)	(16)			(950,294)	(950,294)	(950,310)

Net realized gain on United States Treasury Obligations and Futures			810	810			42,739,735	42,739,735	42,740,545

Net change in unrealized loss on United States Treasury Obligations and Futures			(226)	(226)			(10,762,167)	(10,762,167)	(10,762,393)

Net Income			568	568			31,027,274	31,027,274	31,027,842

Balance at September 30, 2010	80	$2,000	$1,710	$3,710	6,200,000	$221,713,206	$65,831,239	$287,544,445	$287,548,155

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2009	80	$2,000	$574	$2,574	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,663,121

Sale of Limited Units					2,200,000	75,118,578		75,118,578	75,118,578

Redemption of Limited Units					(800,000)	(27,905,442)		(27,905,442)	(27,905,442)

Net Income

Net investment loss			(6)	(6)			(326,037)	(326,037)	(326,043)

Net realized gain on United States Treasury Obligations and Futures			306	306			12,168,023	12,168,023	12,168,329

Net change in unrealized gain on United States Treasury Obligations and Futures			26	26			2,313,368	2,313,368	2,313,394

Net Income			326	326			14,155,354	14,155,354	14,155,680

Balance at September 30, 2009	80	$2,000	$900	$2,900	4,000,000	$121,641,710	$23,387,327	$145,029,037	$145,031,937

See accompanying notes to unaudited consolidated financial statements.

DB Gold Master Fund

(A majority owned subsidiary of Powershares DB Gold Fund)

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income	$31,027,842	$14,155,680
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(625,291,761)	(355,356,883)
Proceeds from securities sold and matured	546,496,075	265,498,003
Net accretion of discount on United States Treasury Obligations	(156,952)	(125,899)
Net realized loss on United States Treasury Obligations	205	1,171
Net change in unrealized (gain) loss on United States Treasury Obligations futures	10,762,393	(2,313,394)
Change in operating receivables and liabilities:
Payable for securities purchased	—	5,998,332
Payable to broker	(13,645,890)	—
Management fee payable	74,620	33,849
Brokerage fee payable	5,496	(181)

Net cash used for operating activities	(50,727,972)	(72,109,322)

Cash flow from financing activities:
Proceeds from sale of Limited Units	150,091,134	75,118,578
Redemption of Limited Units	(74,235,352)	(27,905,442)

Net cash provided by financing activities	75,855,782	47,213,136

Net change in cash held by broker	25,127,810	(24,896,186)
Cash held by broker at beginning of period	—	33,461,910

Cash held by broker at end of period	$25,127,810	$8,565,724

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010

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

This report covers the three months ended September 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended September 30, 2010” and the “Three Months Ended September 30, 2009”, respectively) and the Nine Months Ended September 30, 2010 and 2009 (hereinafter referred to as the “Nine Months Ended September 30, 2010” and the “Nine Months Ended September 30, 2009”, respectively).

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

The Fund does not employ leverage. As of September 30, 2010 and December 31, 2009, the Fund had $287,710,717 (or 100%) and $194,392,867 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $12,608,253 (or 4.38%) and $8,838,817 (or 4.55%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $444,742 and $173,709, respectively. Management Fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $1,062,403 and $430,965, respectively. As of September 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $153,910 and $79,290, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $21,720 and $4,397, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $44,860 and $20,977, respectively. As of September 30, 2010 and December 31, 2009, brokerage fees payable were $8,652 and $3,156, respectively.

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

September 30, 2010

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

September 30, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2010 and December 31, 2009 were holdings of $12,608,253 and $8,838,817, respectively, which is restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2010 the Fund had cash held by the Commodity Broker of $25,127,810. As of December 31, 2009 the fund held no cash. There were no cash equivalents held by the Fund as of September 30, 2010 and December 31, 2009.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of September 30, 2010, the Fund did not have an amount payable to broker. As of December 31, 2009, the futures contracts held by the Fund were in an unrealized appreciation position of $21,900,800 of which the Fund utilized $13,645,890 to purchase United States Treasury Obligations.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $11,136,890 and $21,900,800, respectively.

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

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

(k) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009.

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

(n) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$251,446,017	$172,492,067
Commodity Futures Contracts (Level 1)	$11,136,890	$21,900,800

There were no Level 2 or Level 3 holdings as of September 30, 2010 and December 31, 2009.

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

September 30, 2010

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

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2010 and 2009

and the Nine Months Ended September 30, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Shares Sold*	1,200,000	600,000	54,333,974	$21,107,316	3,400,000	2,200,000	150,091,134	$75,118,578
Shares Redeemed*	(400,000)	(400,000)	(17,745,106)	(14,289,908)	(1,800,000)	(800,000)	(74,235,352)	(27,905,442)

Net Increase/ (Decrease)	800,000	200,000	36,588,868	$6,817,408	1,600,000	1,400,000	75,855,782	$47,213,136

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2010 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2010 and 2009 and for the Nine Months Ended September 30, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

September 30, 2010

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and the Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$44.33	$33.48	$39.27	$32.18
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	2.12	2.81	7.32	4.18
Net investment income (loss)	(0.07)	(0.03)	(0.21)	(0.10)

Net income (loss)	2.05	2.78	7.11	4.08
Net asset value per Share, end of period	$46.38	$36.26	$46.38	$36.26

Market value per Share, beginning of period	$44.31	$33.53	$39.22	$32.14

Market value per Share, end of period	$46.38	$36.26	$46.38	$36.26

Ratio to average Net Assets*
Net investment income (loss)	(0.65)%	(0.36)%	(0.67)%	(0.38)%

Total expenses	0.78%	0.51%	0.78%	0.52%

Total Return, at net asset value **	4.62%	8.30%	18.11%	12.68%

Total Return, at market value **	4.67%	8.14%	18.26%	12.82%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Performance Summary

This report covers the three months ended September 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended September 30, 2010” and the “Three Months Ended September 30, 2009”, respectively) and the Nine Months Ended September 30, 2010 and 2009 (hereinafter referred to as the “Nine Months Ended September 30, 2010” and the “Nine Months Ended September 30, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBLCI-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009” below provides an overview of the changes in the closing levels of DBLCI-OY GC TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY GC TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY GC TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2010 and 2009

and the Nine Months Ended September 30, 2010 and 2009

Underlying Index	Aggregate returns for index in the DBLCI-OY GC TR™
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
DB Gold Indices	4.82%	8.49%	18.88%	13.28%

AGGREGATE RETURN	4.82%	8.49%	18.88%	13.28%

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

Operating Activities

Net cash flow used for operating activities was $50.7 million and $72.1 million for the Nine Months Ended September 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2010, $625.3 million was paid to purchase United States Treasury Obligations and $546.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2009, $355.4 million was paid to purchase United States Treasury Obligations and $265.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $10.8 million and increased by $2.3 million during the Nine Months Ended September 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $75.9 million and $47.2 million during the Nine Months Ended September 30, 2010 and 2009, respectively. This included $150.1 million and $75.1 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (“DBLCI-OY GC ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DGL”), (ii) the Fund’s NAV (as reflected by the graph “DGLNV”), and (iii) the closing levels of the Index (as reflected by the graph “DGLDIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DGL, DGLNV AND DGLDIX FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 4.67% from $44.31 per Share to $46.38 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $41.23 per Share (-6.95%) on July 27, 2010 to a high of $46.43 per Share (+4.78%) on September 29, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 4.62% from $44.33 per Share to $46.38 per Share. Rising prices for gold futures contracts during the Three Months Ended September 30, 2010 contributed to a 4.82% increase in the level of the DBLCI-OY GC TR™.

Net income for the Three Months Ended September 30, 2010 was $11.5 million, resulting from $0.1 million of interest income, net realized gains of $15.0 million, net unrealized losses of $3.1 million, and operating expenses of $0.5 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 18.26% from $39.22 per Share to $46.38 per Share. The Share price low and high for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $37.99 per Share (-3.14%) on February 8, 2010 to a high of $46.43 per Share (+18.38%) on September 29, 2010.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2010, the net asset value of each Share increased 18.11% from $39.27 per Share to $46.38 per Share. Rising prices for gold futures contracts during the Nine Months Ended September 30, 2010 contributed to a 18.88% increase in the level of the DBLCI-OY GC TR™.

Net income for the Nine Months Ended September 30, 2010 was $31.0 million, resulting from $0.2 million of interest income, net realized gains of $42.7 million, net unrealized losses of $10.8 million, and operating expenses of $1.1 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$287,710,717	1.02%	$6,840,132	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$194,392,867	1.34%	$5,627,693	5

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following was the primary trading risk exposure of the Fund as of September 30, 2010 by Index Commodity:

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

Other than the addition of the risk factor described below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrant, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2009 Annual Report on Form 10-K. The risk factor below should be read in conjunction with the risk factors disclosed in the 2009 Annual Report on Form 10-K.

The Effect Of Market Disruptions, Governmental Intervention And The Dodd-Frank Wall Street Reform And Consumer Protection Act Are Unpredictable And May Have An Adverse Effect On The Value Of Your Shares.

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition—as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action—these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to market participants from their banks, dealers and other counterparties is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the affected market participants. Market disruptions may from time to time cause dramatic losses, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

In response to the recent financial crises, the Obama Administration and the U.S. Congress proposed sweeping reform of the U.S. financial regulatory system. After over a year of debate, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, became law in July 2010. The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Reform Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the Net Asset Value of the Fund or the market price of the Shares. The Reform Act could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. The Reform Act and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Fund.

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

For the Three Months Ended September 30, 2010, 1.2 million Shares were created for $54.3 million and 0.4 million Shares were redeemed for $17.7 million. On September 30, 2010, 6.2 million Shares of the Fund were outstanding for a market capitalization of $287.6 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2010	400,000	44.36
Three Months Ended September 30, 2009	400,000	$35.72

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

DB Multi-Sector Commodity Master Trust with respect to DB Gold Master Fund

By: DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: November 5, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

E-1