Form 10-Q
period 2010-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND; DB SILVER MASTER FUND
filed 2010-11-05
CIK 1367305, 1367306, 1383054, 1383086

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

Indicate the number of outstanding Shares as of September 30, 2010: 3,200,000 Shares.

POWERSHARES DB SILVER FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $104,473,525 and $122,491,379, respectively)	$104,473,346	$122,492,866
Cash held by broker	3,679,226	8,153,241
Net unrealized appreciation (depreciation) on futures contracts	15,261,815	(4,502,560)

Deposits with broker	123,414,387	126,143,547

Total assets	$123,414,387	$126,143,547

Liabilities
Management fee payable	$51,103	$52,554
Brokerage fee payable	7,032	1,622

Total liabilities	58,135	54,176

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	542	201

Total General shares	1,542	1,201

Shares:
Paid in capital—3,200,000 and 4,200,000 redeemable Shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	96,112,746	121,084,762
Accumulated earnings	27,240,422	5,002,207

Total Shares	123,353,168	126,086,969

Total shareholders’ equity	123,354,710	126,088,170

Non-controlling interest in consolidated subsidiary—related party	1,542	1,201

Total equity	123,356,252	126,089,371

Total liabilities and equity	$123,414,387	$126,143,547

Net asset value per share
General shares	$38.55	$30.03
Shares	$38.55	$30.02

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.115% due October 21, 2010	10.94%	$13,499,028	$13,500,000
U.S. Treasury Bills, 0.08% due October 28, 2010	5.67	6,999,293	7,000,000
U.S. Treasury Bills, 0.12% due November 4, 2010	3.24	3,999,488	4,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	0.81	999,854	1,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	8.92	10,997,437	11,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	1.62	1,999,552	2,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	8.92	10,996,986	11,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	34.85	42,986,412	43,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	9.72	11,995,296	12,000,000

Total U.S. Treasury Obligations (cost $104,473,525)	84.69%	$104,473,346

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Silver (1,141 contracts, settlement date December 29, 2010)	12.37%	$15,261,815

Net Unrealized Appreciation on Futures Contracts	12.37%	$15,261,815

Net unrealized appreciation is comprised of unrealized gains of $15,308,975 and unrealized losses of $47,160.

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

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$22,845	$24,687	$53,233	$68,460

Expenses
Management Fee	142,641	95,969	422,587	250,929
Brokerage Commissions and Fees	2,607	1,678	14,676	9,775

Total Expenses	145,248	97,647	437,263	260,704

Net investment loss	(122,403)	(72,960)	(384,030)	(192,244)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain on
United States Treasury Obligations	205	538	333	387
Futures	955,600	9,360,670	2,859,885	11,650,830

Net realized gain	955,805	9,361,208	2,860,218	11,651,217

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	4,298	3,758	(1,666)	154
Futures	12,165,210	5,715,745	19,764,375	10,906,000

Net change in unrealized gain	12,169,508	5,719,503	19,762,709	10,906,154

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	13,125,313	15,080,711	22,622,927	22,557,371

Net Income	$13,002,910	$15,007,751	$22,238,897	$22,365,127

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(215)	(216)	(341)	(379)

Net Income Attributable to PowerShares DB Silver Fund and Subsidiary	$13,002,695	$15,007,535	$22,238,556	$22,364,748

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$327	$1,327	2,000,000	$52,095,588	$14,237,942	$66,333,530	$66,334,857	$1,327	$66,336,184

Sale of Shares					1,600,000	57,342,100		57,342,100	57,342,100		57,342,100

Redemption of Shares					(400,000)	(13,324,942)		(13,324,942)	(13,324,942)		(13,324,942)

Net Income

Net investment loss			(3)	(3)			(122,397)	(122,397)	(122,400)	(3)	(122,403)

Net realized gain on United States Treasury Obligations and Futures			18	18			955,769	955,769	955,787	18	955,805

Net change in unrealized gain on United States Treasury Obligations and Futures			200	200			12,169,108	12,169,108	12,169,308	200	12,169,508

Net Income			215	215			13,002,480	13,002,480	13,002,695	215	13,002,910

Balance at September 30, 2010	40	$1,000	$542	$1,542	3,200,000	$96,112,746	$27,240,422	$123,353,168	$123,354,710	$1,542	$123,356,252

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

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$201	$1,201	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,088,170	$1,201	$126,089,371

Sale of Shares					1,600,000	57,342,100		57,342,100	57,342,100		57,342,100

Redemption of Shares					(2,600,000)	(82,314,116)		(82,314,116)	(82,314,116)		(82,314,116)

Net Income

Net investment loss			(8)	(8)			(384,014)	(384,014)	(384,022)	(8)	(384,030)

Net realized gain on United States Treasury Obligations and Futures			34	34			2,860,150	2,860,150	2,860,184	34	2,860,218

Net change in unrealized gain on United States Treasury Obligations and Futures			315	315			19,762,079	19,762,079	19,762,394	315	19,762,709

Net Income			341	341			22,238,215	22,238,215	22,238,556	341	22,238,897

Balance at September 30, 2010	40	$1,000	$542	$1,542	3,200,000	$96,112,746	$27,240,422	$123,353,168	$123,354,710	$1,542	$123,356,252

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

PowerShares DB Silver Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income	$22,238,897	$22,365,127
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(232,425,648)	(183,424,219)
Proceeds from securities sold and matured	250,497,116	152,498,622
Net accretion of discount on United States Treasury Obligations	(53,281)	(68,459)
Net realized gain on United States Treasury Obligations	(333)	(387)
Net change in unrealized gain on United States Treasury Obligations and futures	(19,762,709)	(10,906,154)
Change in operating receivables and liabilities:
Payable for securities purchased	—	3,998,888
Payable to broker	—	1,546,567
Management fee payable	(1,451)	11,853
Brokerage fee payable	5,410	304

Net cash provided by (used for) operating activities	20,498,001	(13,977,858)

Cash flows from financing activities:
Proceeds from sale of Shares	57,342,100	39,933,490
Redemption of Shares	(82,314,116)	(35,476,840)

Net cash provided by (used for) financing activities	(24,972,016)	4,456,650

Net change in cash held by broker	(4,474,015)	(9,521,208)
Cash held by broker at beginning of period	8,153,241	9,521,208

Cash held by broker at end of period	$3,679,226	$—

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $104,473,525 and $122,491,379, respectively)	$104,473,346	$122,492,866
Cash held by broker	3,679,226	8,153,241
Net unrealized appreciation (depreciation) on futures contracts	15,261,815	(4,502,560)

Deposits with broker	123,414,387	126,143,547

Total assets	$123,414,387	$126,143,547

Liabilities
Management fee payable	$51,103	$52,554
Brokerage fee payable	7,032	1,622

Total liabilities	58,135	54,176

Commitments and Contingencies (Note 9)

Equity
Unit holders’ equity
General units:
Paid in capital—80 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	1,084	402

Total General units	3,084	2,402

Limited units:
Paid in capital—3,200,000 and 4,200,000 redeemable units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	96,112,746	121,084,762
Accumulated earnings	27,240,422	5,002,207

Total Limited units	123,353,168	126,086,969

Total unit holders’ equity	123,356,252	126,089,371

Total liabilities and equity	$123,414,387	$126,143,547

Net asset value per unit
General unit	$38.55	$30.03
Limited unit	$38.55	$30.02

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.115% due October 21, 2010	10.94%	$13,499,028	$13,500,000
U.S. Treasury Bills, 0.08% due October 28, 2010	5.67	6,999,293	7,000,000
U.S. Treasury Bills, 0.12% due November 4, 2010	3.24	3,999,488	4,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	0.81	999,854	1,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	8.92	10,997,437	11,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	1.62	1,999,552	2,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	8.92	10,996,986	11,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	34.85	42,986,412	43,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	9.72	11,995,296	12,000,000

Total U.S. Treasury Obligations (cost $104,473,525)	84.69%	$104,473,346

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Silver (1,141 contracts, settlement date December 29, 2010)	12.37%	$15,261,815

Net Unrealized Appreciation on Futures Contracts	12.37%	$15,261,815

Net unrealized appreciation is comprised of unrealized gains of $15,308,975 and unrealized losses of $47,160.

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

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$22,845	$24,687	$53,233	$68,460

Expenses
Management Fee	142,641	95,969	422,587	250,929
Brokerage Commissions and Fees	2,607	1,678	14,676	9,775

Total Expenses	145,248	97,647	437,263	260,704

Net investment loss	(122,403)	(72,960)	(384,030)	(192,244)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain on
United States Treasury Obligations	205	538	333	387
Futures	955,600	9,360,670	2,859,885	11,650,830

Net realized gain	955,805	9,361,208	2,860,218	11,651,217

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	4,298	3,758	(1,666)	154
Futures	12,165,210	5,715,745	19,764,375	10,906,000

Net change in unrealized gain	12,169,508	5,719,503	19,762,709	10,906,154

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	13,125,313	15,080,711	22,622,927	22,557,371

Net Income	$13,002,910	$15,007,751	$22,238,897	$22,365,127

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2010	80	$2,000	$654	$2,654	2,000,000	$52,095,588	$14,237,942	$66,333,530	$66,336,184

Sale of Limited Units					1,600,000	57,342,100		57,342,100	57,342,100

Redemption of Limited Units					(400,000)	(13,324,942)		(13,324,942)	(13,324,942)

Net Income

Net investment loss			(6)	(6)			(122,397)	(122,397)	(122,403)

Net realized gain on United States Treasury Obligations and Futures			36	36			955,769	955,769	955,805

Net change in unrealized gain on United States Treasury Obligations and Futures			400	400			12,169,108	12,169,108	12,169,508

Net Income			430	430			13,002,480	13,002,480	13,002,910

Balance at September 30, 2010	80	$2,000	$1,084	$3,084	3,200,000	$96,112,746	$27,240,422	$123,353,168	$123,356,252

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2009	80	$2,000	$(52)	$1,948	3,400,000	$90,797,972	$(7,951,654)	$82,846,318	$82,848,266

Redemption of Limited Units					(1,000,000)	(26,441,982)		(26,441,982)	(26,441,982)

Net Income

Net investment loss			(2)	(2)			(72,958)	(72,958)	(72,960)

Net realized gain on United States Treasury Obligations and Futures			282	282			9,360,926	9,360,926	9,361,208

Net change in unrealized gain on United States Treasury Obligations and Futures			152	152			5,719,351	5,719,351	5,719,503

Net Income			432	432			15,007,319	15,007,319	15,007,751

Balance at September 30, 2009	80	$2,000	$380	$2,380	2,400,000	$64,355,990	$7,055,665	$71,411,655	$71,414,035

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2010	80	$2,000	$402	$2,402	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,089,371

Sale of Limited Units					1,600,000	57,342,100		57,342,100	57,342,100

Redemption of Limited Units					(2,600,000)	(82,314,116)		(82,314,116)	(82,314,116)

Net Income

Net investment loss			(16)	(16)			(384,014)	(384,014)	(384,030)

Net realized gain on United States Treasury Obligations and Futures			68	68			2,860,150	2,860,150	2,860,218

Net change in unrealized gain on United States Treasury Obligations and Futures			630	630			19,762,079	19,762,079	19,762,709

Net Income			682	682			22,238,215	22,238,215	22,238,897

Balance at September 30, 2010	80	$2,000	$1,084	$3,084	3,200,000	$96,112,746	$27,240,422	$123,353,168	$123,356,252

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2009	80	$2,000	$(378)	$1,622	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,592,258

Sale of Limited Units					1,600,000	39,933,490		39,933,490	39,933,490

Redemption of Limited Units					(1,400,000)	(35,476,840)		(35,476,840)	(35,476,840)

Net Income

Net investment loss			(6)	(6)			(192,238)	(192,238)	(192,244)

Net realized gain on United States Treasury Obligations and Futures			358	358			11,650,859	11,650,859	11,651,217

Net change in unrealized gain on United States Treasury Obligations and Futures			406	406			10,905,748	10,905,748	10,906,154

Net Income			758	758			22,364,369	22,364,369	22,365,127

Balance at September 30, 2009	80	$2,000	$380	$2,380	2,400,000	$64,355,990	$7,055,665	$71,411,655	$71,414,035

See accompanying notes to unaudited consolidated financial statements.

DB Silver Master Fund

(A majority owned subsidiary of Powershares DB Silver Fund)

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income	$22,238,897	$22,365,127
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(232,425,648)	(183,424,219)
Proceeds from securities sold and matured	250,497,116	152,498,622
Net accretion of discount on United States Treasury Obligations	(53,281)	(68,459)
Net realized gain on United States Treasury Obligations	(333)	(387)
Net change in unrealized gain on United States Treasury Obligations futures	(19,762,709)	(10,906,154)
Change in operating receivables and liabilities:
Payable for securities purchased	—	3,998,888
Payable to broker	—	1,546,567
Management fee payable	(1,451)	11,853
Brokerage fee payable	5,410	304

Net cash provided by (used for) operating activities	20,498,001	(13,977,858)

Cash flow from financing activities:
Proceeds from sale of Limited Units	57,342,100	39,933,490
Redemption of Limited Units	(82,314,116)	(35,476,840)

Net cash provided by (used for) financing activities	(24,972,016)	4,456,650

Net change in cash held by broker	(4,474,015)	(9,521,208)
Cash held by broker at beginning of period	8,153,241	9,521,208

Cash held by broker at end of period	$3,679,226	$—

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

The Fund does not employ leverage. As of September 30, 2010 and December 31, 2009, the Fund had $123,414,387 (or 100%) and $126,143,547 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $7,701,750 (or 6.24%) and $9,094,275 (or 7.21%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $142,641 and $95,969, respectively. Management Fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $422,587 and $250,929, respectively. As of September 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $51,103 and $52,554, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $2,607 and $1,678, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $14,676 and $9,775, respectively. As of September 30, 2010 and December 31, 2009, brokerage fees payable were $7,032 and $1,622, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2010 and December 31, 2009 was $7,701,750 and $9,094,275, respectively, which is restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of September 30, 2010 the Fund had cash held by the Commodity Broker of $3,679,226. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $8,153,241 of which $4,502,560 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of September 30, 2010 and December 31, 2009 there were no cash equivalents held by the Fund.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $15,261,815 and a net unrealized depreciation position of $4,502,560, respectively.

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

September 30, 2010

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$104,473,346	$122,492,866
Commodity Futures Contracts (Level 1)	$15,261,815	$(4,502,560)

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Shares Sold*	1,600,000	—	$57,342,100	$—	1,600,000	1,600,000	$57,342,100	$39,933,490
Shares Redeemed*	(400,000)	(1,000,000)	(13,324,942)	(26,441,982)	(2,600,000)	(1,400,000)	(82,314,116)	(35,476,840)

Net Increase/(Decrease)	1,200,000	(1,000,000)	$44,017,158	$(26,441,982)	(1,000,000)	200,000	$(24,972,016)	$4,456,650

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$33.17	$24.37	$30.02	$20.27
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	5.43	5.41	8.69	9.55
Net investment income (loss)	(0.05)	(0.03)	(0.16)	(0.07)

Net income	5.38	5.38	8.53	9.48
Net asset value per Share, end of period	$38.55	$29.75	$38.55	$29.75

Market value per Share, beginning of period	$33.00	$24.38	$30.09	$20.46

Market value per Share, end of period	$38.53	$29.76	$38.53	$29.76

Ratio to average Net Assets*
Net investment income (loss)	(0.64)%	(0.39)%	(0.68)%	(0.38)%

Total expenses	0.76%	0.52%	0.77%	0.52%

Total Return, at net asset value **	16.22%	22.08%	28.41%	46.77%

Total Return, at market value **	16.76%	22.07%	28.05%	45.45%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Underlying Index	Aggregate returns for index in the DBLCI-OY SI TR
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
DB Silver Indices	16.29%	22.17%	28.91%	47.21%

AGGREGATE RETURN	16.29%	22.17%	28.91%	47.21%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $20.5 million and $(13.9) million for the Nine Months Ended September 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2010, $232.4 million was paid to purchase United States Treasury Obligations and $250.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2009, $183.4 million was paid to purchase United States Treasury Obligations and $152.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $19.8 million and $10.9 million during the Nine Months Ended September 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(25.0) million and $4.5 million during the Nine Months Ended September 30, 2010 and 2009, respectively. This included $57.3 million and $39.9 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Diversified Silver Excess Return™ (“DBLCI Diversified SI ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBS”), (ii) the Fund’s NAV (as reflected by the graph “DBSNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBSLIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBS, DBSNV AND DBSLIX FOR THE THREE MONTHS ENDED

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 16.76% from $33.00 per Share to $38.53 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $31.05 per Share (-5.91%) on July 28, 2010 to a high of $38.69 per Share (+17.24%) on September 29, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 16.22% from $33.17 per Share to $38.55 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended September 30, 2010 resulted in an overall 16.29% increase in the level of the DBLCI-OY SI TR™.

Net income for the Three Months Ended September 30, 2010 was $13.0 million, resulting from $0.02 million of interest income, net realized gains of $1.0 million, net unrealized gains of $12.1 million and operating expenses of $0.1 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 28.05% from $30.09 per Share to $38.53 per Share. The Share price low and high for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $26.64 per Share (-11.47%) on February 8, 2010 to a high of $38.69 per Share (+28.58%) on September 29, 2010.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2010, the net asset value of each Share increased 28.41% from $30.02 per Share to $38.55 per Share. Appreciation in the price of silver futures contracts during the Nine Months Ended September 30, 2010 resulted in an overall 28.91% increase in the level of the DBLCI-OY SI TR™.

Net income for the Nine Months Ended September 30, 2010 was $22.2 million, resulting from $0.05 million of interest income, net realized gains of $2.8 million, net unrealized gains of $19.7 million and operating expenses of $0.4 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$123,414,387	1.84%	$5,295,066	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$126,143,547	2.30%	$6,761,904	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of September 30, 2010 relating to the Index Commodity is as follows:

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

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition — as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action — these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

For the Three Months Ended September 30, 2010, 1.6 million Shares were created for $57.3 million and 0.4 million Shares were redeemed for $13.3 million. On September 30, 2010, 3.2 million Shares of the Fund were outstanding for a market capitalization of $123.3 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2010	400,000	$33.31
Three Months Ended September 30, 2009	1,000,000	$26.44

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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