Form 10-Q
period 2010-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Energy Master Fund; PowerShares DB Energy Fund
filed 2010-11-05
CIK 1367305, 1367306, 1383061, 1383062

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

Indicate the number of outstanding Shares as of September 30, 2010: 10,200,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $217,863,669 and $290,875,464, respectively)	$217,866,103	$290,879,935
Cash held by broker	22,624,491	25,950,973
Net unrealized appreciation on futures contracts	6,133,107	11,168,758

Deposits with broker	246,623,701	327,999,666

Total assets	$246,623,701	$327,999,666

Liabilities
Management fee payable	$146,540	$214,484
Brokerage fee payable	3,799	1,470

Total liabilities	150,339	215,954

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings (deficit)	(33)	41

Total General shares	967	1,041

Shares:
Paid in capital—10,200,000 and 12,600,000 redeemable Shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	249,362,688	300,850,376
Accumulated earnings (deficit)	(2,891,260)	26,931,254

Total Shares	246,471,428	327,781,630

Total shareholders’ equity	246,472,395	327,782,671

Non-controlling interest in consolidated subsidiary—related party	967	1,041

Total equity	246,473,362	327,783,712

Total liabilities and equity	$246,623,701	$327,999,666

Net asset value per share
General shares	$24.18	$26.03
Shares	$24.16	$26.01

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	7.71%	$18,999,639	$19,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	11.72	28,897,919	28,900,000
U.S. Treasury Bills, 0.08% due October 28, 2010	10.95	26,997,273	27,000,000
U.S. Treasury Bills, 0.12% due November 4, 2010	2.03	4,999,360	5,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	24.75	60,991,094	61,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	3.65	8,998,479	9,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	15.01	36,991,379	37,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	5.68	13,996,864	14,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	1.62	3,998,964	4,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	1.22	2,999,052	3,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	4.05	9,996,080	10,000,000

Total United States Treasury Obligations (cost $217,863,669)	88.39%	$217,866,103

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Light Sweet Crude Oil (658 contracts, settlement date June 21, 2011)	1.34%	$3,299,990
Brent Crude Oil (723 contracts, settlement date October 14, 2010)	1.38	3,410,010
Heating Oil (605 contracts, settlement date May 31, 2011)	0.38	931,451
Natural Gas (390 contracts, settlement date September 28, 2011)	(0.32)	(793,340)
RBOB Gasoline (689 contracts, settlement date October 29, 2010)	(0.29)	(715,004)

Net Unrealized Appreciation on Futures Contracts	2.49%	$6,133,107

Net unrealized appreciation is comprised of unrealized gains of $8,786,766 and unrealized losses of $2,653,659.

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

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$98,050	$106,185	$248,861	$150,648

Expenses
Management Fee	591,255	536,695	1,800,140	823,167
Brokerage Commissions and Fees	22,651	26,468	51,006	61,627

Total Expenses	613,906	563,163	1,851,146	884,794

Net investment loss	(515,856)	(456,978)	(1,602,285)	(734,146)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(3,711)	—	(4,790)	(607)
Futures	(18,697,748)	(4,495,660)	(23,177,899)	(23,135,952)

Net realized loss	(18,701,459)	(4,495,660)	(23,182,689)	(23,136,559)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	23,890	11,696	(2,037)	9,901
Futures	24,339,541	(2,361,063)	(5,035,651)	40,516,828

Net change in unrealized gain (loss)	24,363,431	(2,349,367)	(5,037,688)	40,526,729

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	5,661,972	(6,845,027)	(28,220,377)	17,390,170

Net Income (Loss)	$5,146,116	$(7,302,005)	$(29,822,662)	$16,656,024

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(37)	22	74	(118)

Net Income (Loss) Attributable to PowerShares DB Energy Fund and Subsidiary	$5,146,079	$(7,301,983)	$(29,822,588)	$16,655,906

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$(70)	$930	14,400,000	$342,722,226	$(8,037,302)	$334,684,924	$334,685,854	$930	$334,686,784

Sale of Shares					1,200,000	27,490,842		27,490,842	27,490,842		27,490,842

Redemption of Shares					(5,400,000)	(120,850,380)		(120,850,380)	(120,850,380)		(120,850,380)

Net Income

Net investment loss			(2)	(2)			(515,852)	(515,852)	(515,854)	(2)	(515,856)

Net realized loss on United States Treasury Obligations and Futures			(66)	(66)			(18,701,327)	(18,701,327)	(18,701,393)	(66)	(18,701,459)

Net change in unrealized gain on United States Treasury Obligations and Futures			105	105			24,363,221	24,363,221	24,363,326	105	24,363,431

Net Income			37	37			5,146,042	5,146,042	5,146,079	37	5,146,116

Balance at September 30, 2010	40	$1,000	$(33)	$967	10,200,000	$249,362,688	$(2,891,260)	$246,471,428	$246,472,395	$967	$246,473,362

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

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$41	$1,041	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,782,671	$1,041	$327,783,712

Sale of Shares					3,800,000	89,060,976		89,060,976	89,060,976		89,060,976

Redemption of Shares					(6,200,000)	(140,548,664)		(140,548,664)	(140,548,664)		(140,548,664)

Net Loss

Net investment loss			(6)	(6)			(1,602,273)	(1,602,273)	(1,602,279)	(6)	(1,602,285)

Net realized loss on United States Treasury Obligations and Futures			(79)	(79)			(23,182,531)	(23,182,531)	(23,182,610)	(79)	(23,182,689)

Net change in unrealized gain on United States Treasury Obligations and Futures			11	11			(5,037,710)	(5,037,710)	(5,037,699)	11	(5,037,688)

Net Loss			(74)	(74)			(29,822,514)	(29,822,514)	(29,822,588)	(74)	(29,822,662)

Balance at September 30, 2010	40	$1,000	$(33)	$967	10,200,000	$249,362,688	$(2,891,260)	$246,471,428	$246,472,395	$967	$246,473,362

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

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(29,822,662)	$16,656,024
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(842,428,882)	(591,494,123)
Proceeds from securities sold and matured	915,685,458	317,698,927
Net accretion of discount on United States Treasury Obligations	(249,571)	(151,046)
Net realized loss on United States Treasury Obligations	4,790	607
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	5,037,688	(40,526,729)
Change in operating liabilities:
Management fee payable	(67,944)	159,022
Brokerage fee payable	2,329	1,669

Net cash provided by (used for) operating activities	48,161,206	(297,655,649)

Cash flows from financing activities:
Proceeds from sale of Shares	89,060,976	274,042,206
Redemption of Shares	(140,548,664)	—

Net cash provided by (used for) financing activities	(51,487,688)	274,042,206

Net change in cash held by broker	(3,326,482)	(23,613,443)
Cash held by broker at beginning of period	25,950,973	47,716,040

Cash held by broker at end of period	$22,624,491	$24,102,597

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $217,863,669 and $290,875,464, respectively)	$217,866,103	$290,879,935
Cash held by broker	22,624,491	25,950,973
Net unrealized appreciation on futures contracts	6,133,107	11,168,758

Deposits with broker	246,623,701	327,999,666

Total assets	$246,623,701	$327,999,666

Liabilities
Management fee payable	$146,540	$214,484
Brokerage fee payable	3,799	1,470

Total liabilities	150,339	215,954

Commitments and Contingencies (Note 9)

Equity
Unit holders’ equity
General units:
Paid in capital—80 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings (deficit)	(66)	82

Total General units	1,934	2,082

Limited units:
Paid in capital—10,200,000 and 12,600,000 redeemable units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	249,362,688	300,850,376
Accumulated earnings (deficit)	(2,891,260)	26,931,254

Total Limited units	246,471,428	327,781,630

Total unit holders’ equity	246,473,362	327,783,712

Total liabilities and equity	$246,623,701	$327,999,666

Net asset value per unit
General unit	$24.18	$26.03
Limited unit	$24.16	$26.01

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	7.71%	$18,999,639	$19,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	11.72	28,897,919	28,900,000
U.S. Treasury Bills, 0.08% due October 28, 2010	10.95	26,997,273	27,000,000
U.S. Treasury Bills, 0.12% due November 4, 2010	2.03	4,999,360	5,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	24.75	60,991,094	61,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	3.65	8,998,479	9,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	15.01	36,991,379	37,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	5.68	13,996,864	14,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	1.62	3,998,964	4,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	1.22	2,999,052	3,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	4.06	9,996,080	10,000,000

Total United States Treasury Obligations (cost $217,863,669)	88.40%	$217,866,103

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Light Sweet Crude Oil (658 contracts, settlement date June 21, 2011)	1.34%	$3,299,990
Brent Crude Oil (723 contracts, settlement date October 14, 2010)	1.38	3,410,010
Heating Oil (605 contracts, settlement date May 31, 2011)	0.38	931,451
Natural Gas (390 contracts, settlement date September 28, 2011)	(0.32)	(793,340)
RBOB Gasoline (689 contracts, settlement date October 29, 2010)	(0.29)	(715,004)

Net Unrealized Appreciation on Futures Contracts	2.49%	$6,133,107

Net unrealized appreciation is comprised of unrealized gains of $8,786,766 and unrealized losses of $2,653,659.

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

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$98,050	$106,185	$248,861	$150,648

Expenses
Management Fee	591,255	536,695	1,800,140	823,167
Brokerage Commissions and Fees	22,651	26,468	51,006	61,627

Total Expenses	613,906	563,163	1,851,146	884,794

Net investment loss	(515,856)	(456,978)	(1,602,285)	(734,146)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(3,711)	—	(4,790)	(607)
Futures	(18,697,748)	(4,495,660)	(23,177,899)	(23,135,952)

Net realized loss	(18,701,459)	(4,495,660)	(23,182,689)	(23,136,559)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	23,890	11,696	(2,037)	9,901
Futures	24,339,541	(2,361,063)	(5,035,651)	40,516,828

Net change in unrealized gain (loss)	24,363,431	(2,349,367)	(5,037,688)	40,526,729

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	5,661,972	(6,845,027)	(28,220,377)	17,390,170

Net Income (Loss)	$5,146,116	$(7,302,005)	$(29,822,662)	$16,656,024

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2010	80	$2,000	$(140)	$1,860	14,400,000	$342,722,226	$(8,037,302)	$334,684,924	$334,686,784

Sale of Limited Units					1,200,000	27,490,842		27,490,842	27,490,842

Redemption of Limited Units					(5,400,000)	(120,850,380)		(120,850,380)	(120,850,380)

Net Income

Net investment loss			(4)	(4)			(515,852)	(515,852)	(515,856)

Net realized loss on United States Treasury Obligations and Futures			(132)	(132)			(18,701,327)	(18,701,327)	(18,701,459)

Net change in unrealized gain on United States Treasury Obligations and Futures			210	210			24,363,221	24,363,221	24,363,431

Net Income			74	74			5,146,042	5,146,042	5,146,116

Balance at September 30, 2010	80	$2,000	$(66)	$1,934	10,200,000	$249,362,688	$(2,891,260)	$246,471,428	$246,473,362

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2009	80	$2,000	$(54)	$1,946	11,400,000	$271,868,436	$5,487,705	$277,356,141	$277,358,087

Sale of Limited Units					2,400,000	58,149,074		58,149,074	58,149,074

Net Loss

Net investment loss			(2)	(2)			(456,976)	(456,976)	(456,978)

Net realized loss on United States Treasury Obligations and Futures			(30)	(30)			(4,495,630)	(4,495,630)	(4,495,660)

Net change in unrealized loss on United States Treasury Obligations and Futures			(12)	(12)			(2,349,355)	(2,349,355)	(2,349,367)

Net Loss			(44)	(44)			(7,301,961)	(7,301,961)	(7,302,005)

Balance at September 30, 2009	80	$2,000	$(98)	$1,902	13,800,000	$330,017,510	$(1,814,256)	$328,203,254	$328,205,156

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2010	80	$2,000	$82	$2,082	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,783,712

Sale of Limited Units					3,800,000	89,060,976		89,060,976	89,060,976

Redemption of Limited Units					(6,200,000)	(140,548,664)		(140,548,664)	(140,548,664)

Net Loss

Net investment loss			(12)	(12)			(1,602,273)	(1,602,273)	(1,602,285)

Net realized loss on United States Treasury Obligations and Futures			(158)	(158)			(23,182,531)	(23,182,531)	(23,182,689)

Net change in unrealized gain on United States Treasury Obligations and Futures			22	22			(5,037,710)	(5,037,710)	(5,037,688)

Net Loss			(148)	(148)			(29,822,514)	(29,822,514)	(29,822,662)

Balance at September 30, 2010	80	$2,000	$(66)	$1,934	10,200,000	$249,362,688	$(2,891,260)	$246,471,428	$246,473,362

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2009	80	$2,000	$(334)	$1,666	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,926

Sale of Limited Units					12,000,000	274,042,206		274,042,206	274,042,206

Net Income

Net investment loss			(10)	(10)			(734,136)	(734,136)	(734,146)

Net realized loss on United States Treasury Obligations and Futures			(400)	(400)			(23,136,159)	(23,136,159)	(23,136,559)

Net change in unrealized gain on United States Treasury Obligations and Futures			646	646			40,526,083	40,526,083	40,526,729

Net Income			236	236			16,655,788	16,655,788	16,656,024

Balance at September 30, 2009	80	$2,000	$(98)	$1,902	13,800,000	$330,017,510	$(1,814,256)	$328,203,254	$328,205,156

See accompanying notes to unaudited consolidated financial statements.

DB Energy Master Fund

(A majority owned subsidiary of Powershares DB Energy Fund)

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(29,822,662)	$16,656,024
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(842,428,882)	(591,494,123)
Proceeds from securities sold and matured	915,685,458	317,698,927
Net accretion of discount on United States Treasury Obligations	(249,571)	(151,046)
Net realized loss on United States Treasury Obligations	4,790	607
Net change in unrealized (gain) loss on United States Treasury Obligations futures	5,037,688	(40,526,729)
Change in operating liabilities:
Management fee payable	(67,944)	159,022
Brokerage fee payable	2,329	1,669

Net cash provided by (used for) operating activities	48,161,206	(297,655,649)

Cash flow from financing activities:
Proceeds from sale of Limited Units	89,060,976	274,042,206
Redemption of Limited Units	(140,548,664)	—

Net cash provided by (used for) financing activities	(51,487,688)	274,042,206

Net change in cash held by broker	(3,326,482)	(23,613,443)
Cash held by broker at beginning of period	25,950,973	47,716,040

Cash held by broker at end of period	$22,624,491	$24,102,597

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

The Fund does not employ leverage. As of September 30, 2010 and December 31, 2009, the Fund had $246,623,701 (or 100%) and $327,999,666 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $14,164,950 (or 5.74%) and $18,777,165 (or 5.72%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

Schedule of Investments as of September 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $591,255 and $536,695, respectively. Management Fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $1,800,140 and $823,167, respectively. As of September 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $146,540 and $214,484, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $22,651 and $26,468, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $51,006 and $61,627, respectively. As of September 30, 2010 and December 31, 2009, brokerage fees payable were $3,799 and $1,470, respectively.

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

September 30, 2010

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

September 30, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2010 and December 31, 2009 were holdings of $14,164,950 and $18,777,165, respectively, which are restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of September 30, 2010 the Fund had cash held by the Commodity Broker of $22,624,491. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $25,950,973. As of September 30, 2010 and December 31, 2009 there were no cash equivalents held by the Fund.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $6,133,107 and $11,168,758, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$217,866,103	$290,879,935
Commodity Futures Contracts (Level 1)	$6,133,107	$11,168,758

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

September 30, 2010

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Shares Sold*	1,200,000	2,400,000	$27,490,842	$58,149,074	3,800,000	12,000,000	$89,060,976	$274,042,206
Shares Redeemed*	(5,400,000)	—	(120,850,380)	—	(6,200,000)	—	(140,548,664)	—

Net Increase/ (Decrease)	(4,200,000)	2,400,000	$(93,359,538)	$58,149,074	(2,400,000)	12,000,000	$(51,487,688)	$274,042,206

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

	Three Months Ended			Nine Months Ended
	September 30, 2010	September 30, 2009		September 30, 2010	September 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$23.24	$24.33		$26.01	$20.84
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.96	(0.51)		(1.73)	3.05
Net investment income (loss)	(0.04)	(0.04)		(0.12)	(0.11)

Net income (loss)	0.92	(0.55)		(1.85)	2.94
Net asset value per Share, end of period	$24.16	$23.78		$24.16	$23.78

Market value per Share, beginning of period	$23.15	$24.44		$26.19	$20.09

Market value per Share, end of period	$24.16	$23.62		$24.16	$23.62

Ratio to average Net Assets*
Net investment income (loss)	(0.66)%	(0.64)%		(0.67)%	(0.66)%

Total expenses	0.78%	0.79%		0.77%	0.80%

Total Return, at net asset value **	3.96%	(2.26)%		(7.11)%	14.11%

Total Return, at market value **	4.36%	(3.36	) %	(7.75)%	17.57%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of September 30, 2010:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.25
Heating Oil	23.38
Brent Crude Oil	23.76
RBOB Gasoline	23.54
Natural Gas	7.07

Closing Level as of September 30, 2010:	100.00

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

	Aggregate returns for indices in the DBLCI-OY Energy TR™
Underlying Index	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Light, Sweet Crude Oil (WTI) Indices	6.40%	(1.04)%	(6.99)%	23.36%
Heating Oil Indices	6.68%	(3.10)%	(2.03)%	5.71%
Brent Crude Oil Indices	8.54%	(2.18)%	(0.37)%	17.79%
RBOB Gasoline Indices	5.52%	(1.90)%	(2.15)%	36.50%
Natural Gas Indices	(21.68)%	(2.17)%	(37.09)%	(40.03)%

AGGREGATE RETURN	4.11%	(2.01)%	(6.48)%	14.89%

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

Operating Activities

Net cash flow provided by (used for) operating activities was $48.2 million and $(297.7) million for the Nine Months Ended September 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2010, $842.4 million was paid to purchase United States Treasury Obligations and $915.7 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2009, $591.5 million was paid to purchase United States Treasury Obligations and $317.7 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $5.0 million and increased by $40.5 million during the Nine Months Ended September 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(51.5) million and $274.0 million during the Nine Months Ended September 30, 2010 and 2009, respectively. This included $89.1 million and $274.0 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (“DBLCI-OY Energy ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBE”), (ii) the Fund’s NAV (as reflected by the graph “DBENV”), and (iii) the closing levels of the Index (as reflected by the graph “DBENIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBE, DBENV AND DBENIX FOR THE THREE MONTHS ENDED

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 4.36% from $23.15 per Share to $24.16 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $21.94 per Share (-5.23%) on August 24, 2010 to a high of $25.04 per Share (+8.16%) on August 3, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 3.96% from $23.24 per Share to $24.16 per Share. Increases in the futures contract prices for light sweet crude oil, heating oil, Brent crude oil and RBOB gasoline, were partially offset by falling prices in natural gas during the Three Months Ended September 30, 2010 resulting in an overall 4.11% increase in the level of the DBLCI-OY Energy TR™.

Net income for the Three Months Ended September 30, 2010 was $5.1 million, resulting from $0.1 million of interest income, net realized losses of $18.7 million, net unrealized gains of $24.3 million, and operating expenses of $0.6 million.

For the Three Months Ended September 30, 2009, the net asset value of each Share decreased 2.26% from $24.33 per Share to $23.78 per Share. Declines in the futures contract prices of light sweet crude oil, heating oil, Brent crude oil, RBOB gasoline and Natural Gas during the Three Months Ended September 30, 2009 resulted in an overall 2.01% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Three Months Ended September 30, 2009 was $7.3 million, resulting from $0.1 million of interest income, net realized losses of $4.5 million, net unrealized losses of $2.3 million and operating expenses of $0.6 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 7.75% from $26.19 per Share to $24.16 per Share. The Share price high and low for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $27.65 per Share (+5.57%) on May 3, 2010 to a low of $21.94 per Share (-16.23%) on August 24, 2010.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2010, the net asset value of each Share decreased 7.11% from $26.01 per Share to $24.16 per Share. A decrease in the futures contract prices for Natural Gas, light sweet crude oil, heating oil, Brent crude oil, and RBOB gasoline during the Nine Months Ended September 30, 2010 resulting in an overall 6.48% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Nine Months Ended September 30, 2010 was $29.8 million, resulting from $0.2 million of interest income, net realized losses of $23.2 million, net unrealized losses of $5.0 million, and operating expenses of $1.8 million.

For the Nine Months Ended September 30, 2009, the net asset value of each Share increased 14.11% from $20.84 per Share to $23.78 per Share. Appreciation in the futures contract prices of light sweet crude oil, heating oil, Brent crude oil and RBOB gasoline during the Nine Months Ended September 30, 2009 were partially offset by falling prices for natural gas resulting in an overall 14.89% increase in the level of the DBLCI-OY Energy TR™.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$246,623,701	1.50%	$8,612,935	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$327,999,666	2.31%	$17,640,527	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2010 by Index Commodity:

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

For the Three Months Ended September 30, 2010, 1.2 million Shares were created for $27.5 million and 5.4 million Shares were redeemed for $120.9 million. On September 30, 2010, 10.2 million Shares of the Fund were outstanding for a market capitalization of $246.4 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2010	5,400,000	$22.38
Three Months Ended September 30, 2009	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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