Form 10-Q
period 2010-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund; DB Precious Metals Master Fund
filed 2010-11-05
CIK 1367305, 1367306, 1383057, 1383059

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

Indicate the number of outstanding Shares as of September 30, 2010: 7,000,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $258,458,574 and $257,483,505, respectively)	$258,461,074	$257,486,364
Cash held by broker	36,281,164	—
Net unrealized appreciation on futures contracts	21,725,445	15,820,590

Deposits with broker	316,467,683	273,306,954

Total assets	$316,467,683	$273,306,954

Liabilities
Payable to broker	$—	$9,709,456
Management fee payable	183,168	166,551
Brokerage fee payable	4,439	2,188

Total liabilities	187,607	9,878,195

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	807	505

Total General shares	1,807	1,505

Shares:
Paid in capital—7,000,000 redeemable Shares issued and outstanding as of September 30, 2010 and December 31, 2009	247,897,350	242,373,232
Accumulated earnings	68,379,112	21,052,517

Total Shares	316,276,462	263,425,749

Total shareholders’ equity	316,278,269	263,427,254

Non-controlling interest in consolidated subsidiary—related party	1,807	1,505

Total equity	316,280,076	263,428,759

Total liabilities and equity	$316,467,683	$273,306,954

Net asset value per share
General shares	$45.18	$37.63
Shares	$45.18	$37.63

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	15.49%	$48,999,069	$49,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	7.27	22,999,103	23,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	7.11	22,498,380	22,500,000
U.S. Treasury Bills, 0.08% due October 28, 2010	12.64	39,995,960	40,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	0.32	999,831	1,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	13.28	41,990,214	42,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	7.59	23,994,624	24,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	9.17	28,992,489	29,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	1.90	5,998,356	6,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	6.95	21,993,048	22,000,000

Total United States Treasury Obligations (cost $258,458,574)	81.72%	$258,461,074

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (1,915 contracts, settlement date November 26, 2010)	3.38%	$10,685,970
Silver (603 contracts, settlement date December 29, 2010)	3.49	11,039,475

Net Unrealized Appreciation on Futures Contracts	6.87%	$21,725,445

Net unrealized appreciation is comprised entirely of unrealized gains of $21,725,445.

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

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$89,969	$62,336	$201,118	$147,678

Expenses
Management Fee	527,160	303,600	1,513,158	736,183
Brokerage Commissions and Fees	13,116	3,189	48,702	23,761

Total Expenses	540,276	306,789	1,561,860	759,944

Net investment loss	(450,307)	(244,453)	(1,360,742)	(612,266)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	—	217	(875)	604
Futures	18,830,140	1,003,120	42,784,320	9,056,590

Net realized gain	18,830,140	1,003,337	42,783,445	9,057,194

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	8,454	15,970	(359)	9,129
Futures	1,614,840	16,124,050	5,904,855	10,339,640

Net change in unrealized gain	1,623,294	16,140,020	5,904,496	10,348,769

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	20,453,434	17,143,357	48,687,941	19,405,963

Net Income	$20,003,127	$16,898,904	$47,327,199	$18,793,697

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(115)	(141)	(302)	(223)

Net Income Attributable to PowerShares DB Precious Metals Fund and Subsidiary	$20,003,012	$16,898,763	$47,326,897	$18,793,474

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$692	$1,692	6,600,000	$230,816,762	$48,376,215	$279,192,977	$279,194,669	$1,692	$279,196,361

Sale of Shares					400,000	17,080,588		17,080,588	17,080,588		17,080,588

Net Income

Net investment loss			(2)	(2)			(450,303)	(450,303)	(450,305)	(2)	(450,307)

Net realized gain on United States Treasury Obligations and Futures			114	114			18,829,912	18,829,912	18,830,026	114	18,830,140

Net change in unrealized gain on United States Treasury Obligations and Futures			3	3			1,623,288	1,623,288	1,623,291	3	1,623,294

Net Income			115	115			20,002,897	20,002,897	20,003,012	115	20,003,127

Balance at September 30, 2010	40	$1,000	$807	$1,807	7,000,000	$247,897,350	$68,379,112	$316,276,462	$316,278,269	$1,807	$316,280,076

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

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$505	$1,505	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,427,254	$1,505	$263,428,759

Sale of Shares					2,800,000	113,211,918		113,211,918	113,211,918		113,211,918

Redemption of Shares					(2,800,000)	(107,687,800)		(107,687,800)	(107,687,800)		(107,687,800)

Net Income

Net investment loss			(6)	(6)			(1,360,730)	(1,360,730)	(1,360,736)	(6)	(1,360,742)

Net realized gain on United States Treasury Obligations and Futures			260	260			42,782,925	42,782,925	42,783,185	260	42,783,445

Net change in unrealized gain on United States Treasury Obligations and Futures			48	48			5,904,400	5,904,400	5,904,448	48	5,904,496

Net Income			302	302			47,326,595	47,326,595	47,326,897	302	47,327,199

Balance at September 30, 2010	40	$1,000	$807	$1,807	7,000,000	$247,897,350	$68,379,112	$316,276,462	$316,278,269	$1,807	$316,280,076

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

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income	$47,327,199	$18,793,697
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(724,269,481)	(418,329,055)
Proceeds from securities sold and matured	723,494,791	317,499,680
Net accretion of discount on United States Treasury Obligations	(201,254)	(147,678)
Net realized (gain) loss on United States Treasury Obligations	875	(604)
Net change in unrealized gain on United States Treasury Obligations and futures	(5,904,496)	(10,348,769)
Change in operating receivables and liabilities:
Payable to broker	(9,709,456)	—
Management fee payable	16,617	60,201
Brokerage fee payable	2,251	349

Net cash provided by (used for) operating activities	30,757,046	(92,472,179)

Cash flows from financing activities:
Proceeds from sale of Shares	113,211,918	106,612,162
Redemption of Shares	(107,687,800)	(19,149,486)

Net cash provided by financing activities	5,524,118	87,462,676

Net change in cash held by broker	36,281,164	(5,009,503)
Cash held by broker at beginning of period	—	10,694,097

Cash held by broker at end of period	$36,281,164	$5,684,594

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $258,458,574 and $257,483,505, respectively)	$258,461,074	$257,486,364
Cash held by broker	36,281,164	—
Net unrealized appreciation on futures contracts	21,725,445	15,820,590

Deposits with broker	316,467,683	273,306,954

Total assets	$316,467,683	$273,306,954

Liabilities
Payable to broker	$—	$9,709,456
Management fee payable	183,168	166,551
Brokerage fee payable	4,439	2,188

Total liabilities	187,607	9,878,195

Commitments and Contingencies (Note 9)

Equity
Unit holders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	1,614	1,010

Total General units	3,614	3,010

Limited units:
Paid in capital -7,000,000 redeemable units issued and outstanding as of September 30, 2010 and December 31, 2009	247,897,350	242,373,232
Accumulated earnings	68,379,112	21,052,517

Total Limited units	316,276,462	263,425,749

Total unit holders’ equity	316,280,076	263,428,759

Total liabilities and equity	$316,467,683	$273,306,954

Net asset value per unit
General unit	$45.18	$37.63
Limited unit	$45.18	$37.63

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	15.49%	$48,999,069	$49,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	7.27	22,999,103	23,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	7.11	22,498,380	22,500,000
U.S. Treasury Bills, 0.08% due October 28, 2010	12.64	39,995,960	40,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	0.32	999,831	1,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	13.28	41,990,214	42,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	7.59	23,994,624	24,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	9.17	28,992,489	29,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	1.90	5,998,356	6,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	6.95	21,993,048	22,000,000

Total United States Treasury Obligations (cost $258,458,574)	81.72%	$258,461,074

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (1,915 contracts, settlement date November 26, 2010)	3.38%	$10,685,970
Silver (603 contracts, settlement date December 29, 2010)	3.49	11,039,475

Net Unrealized Appreciation on Futures Contracts	6.87%	$21,725,445

Net unrealized appreciation is comprised entirely of unrealized gains of $21,725,445.

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

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$89,969	$62,336	$201,118	$147,678

Expenses
Management Fee	527,160	303,600	1,513,158	736,183
Brokerage Commissions and Fees	13,116	3,189	48,702	23,761

Total Expenses	540,276	306,789	1,561,860	759,944

Net investment loss	(450,307)	(244,453)	(1,360,742)	(612,266)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	—	217	(875)	604
Futures	18,830,140	1,003,120	42,784,320	9,056,590

Net realized gain	18,830,140	1,003,337	42,783,445	9,057,194

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	8,454	15,970	(359)	9,129
Futures	1,614,840	16,124,050	5,904,855	10,339,640

Net change in unrealized gain	1,623,294	16,140,020	5,904,496	10,348,769

Net realized and net change in unrealized gain on
United States Treasury Obligations and Futures	20,453,434	17,143,357	48,687,941	19,405,963

Net Income	$20,003,127	$16,898,904	$47,327,199	$18,793,697

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2010	80	$2,000	$1,384	$3,384	6,600,000	$230,816,762	$48,376,215	$279,192,977	$279,196,361

Sale of Limited Units					400,000	17,080,588		17,080,588	17,080,588

Net Income

Net investment loss			(4)	(4)			(450,303)	(450,303)	(450,307)

Net realized gain on United States Treasury Obligations and Futures			228	228			18,829,912	18,829,912	18,830,140

Net change in unrealized gain on United States Treasury Obligations and Futures			6	6			1,623,288	1,623,288	1,623,294

Net Income			230	230			20,002,897	20,002,897	20,003,127

Balance at September 30, 2010	80	$2,000	$1,614	$3,614	7,000,000	$247,897,350	$68,379,112	$316,276,462	$316,280,076

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2009	80	$2,000	$542	$2,542	4,800,000	$156,801,192	$(4,275,264)	$152,525,928	$152,528,470

Sale of Limited Units					600,000	21,105,860		21,105,860	21,105,860

Redemption of Limited Units					(200,000)	(6,979,642)		(6,979,642)	(6,979,642)

Net Income

Net investment loss			(4)	(4)			(244,449)	(244,449)	(244,453)

Net realized gain on United States Treasury Obligations and Futures			18	18			1,003,319	1,003,319	1,003,337

Net change in unrealized gain on United States Treasury Obligations and Futures			268	268			16,139,752	16,139,752	16,140,020

Net Income			282	282			16,898,622	16,898,622	16,898,904

Balance at September 30, 2009	80	$2,000	$824	$2,824	5,200,000	$170,927,410	$12,623,358	$183,550,768	$183,553,592

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2010	80	$2,000	$1,010	$3,010	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,428,759

Sale of Limited Units					2,800,000	113,211,918		113,211,918	113,211,918

Redemption of Limited Units					(2,800,000)	(107,687,800)		(107,687,800)	(107,687,800)

Net Income

Net investment loss			(12)	(12)			(1,360,730)	(1,360,730)	(1,360,742)

Net realized gain on United States Treasury Obligations and Futures			520	520			42,782,925	42,782,925	42,783,445

Net change in unrealized gain on United States Treasury Obligations and Futures			96	96			5,904,400	5,904,400	5,904,496

Net Income			604	604			47,326,595	47,326,595	47,327,199

Balance at September 30, 2010	80	$2,000	$1,614	$3,614	7,000,000	$247,897,350	$68,379,112	$316,276,462	$316,280,076

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2009	80	$2,000	$378	$2,378	2,600,000	$83,464,734	$(6,169,893)	$77,294,841	$77,297,219

Sale of Limited Units					3,200,000	106,612,162		106,612,162	106,612,162

Redemption of Limited Units					(600,000)	(19,149,486)		(19,149,486)	(19,149,486)

Net Income

Net investment loss			(12)	(12)			(612,254)	(612,254)	(612,266)

Net realized gain on United States Treasury Obligations and Futures			192	192			9,057,002	9,057,002	9,057,194

Net change in unrealized gain on United States Treasury Obligations and Futures			266	266			10,348,503	10,348,503	10,348,769

Net Income			446	446			18,793,251	18,793,251	18,793,697

Balance at September 30, 2009	80	$2,000	$824	$2,824	5,200,000	$170,927,410	$12,623,358	$183,550,768	$183,553,592

See accompanying notes to unaudited consolidated financial statements.

DB Precious Metals Master Fund

(A majority owned subsidiary of Powershares DB Precious Metals Fund)

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income	$47,327,199	$18,793,697
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(724,269,481)	(418,329,055)
Proceeds from securities sold and matured	723,494,791	317,499,680
Net accretion of discount on United States Treasury Obligations	(201,254)	(147,678)
Net realized (gain) loss on United States Treasury Obligations	875	(604)
Net change in unrealized gain on United States Treasury Obligations futures	(5,904,496)	(10,348,769)
Change in operating receivables and liabilities:
Payable to broker	(9,709,456)	—
Management fee payable	16,617	60,201
Brokerage fee payable	2,251	349

Net cash provided by (used for) operating activities	30,757,046	(92,472,179)

Cash flow from financing activities:
Proceeds from sale of Limited Units	113,211,918	106,612,162
Redemption of Limited Units	(107,687,800)	(19,149,486)

Net cash provided by financing activities	5,524,118	87,462,676

Net change in cash held by broker	36,281,164	(5,009,503)
Cash held by broker at beginning of period	—	10,694,097

Cash held by broker at end of period	$36,281,164	$5,684,594

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

The Fund does not employ leverage. As of September 30, 2010 and December 31, 2009, the Fund had $316,467,683 (or 100%) and $273,306,954 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation and/or depreciation on futures contracts on deposit with its Commodity Broker. Of this, $15,060,148 (or 4.76%) and $14,052,617 (or 5.14%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $527,160 and $303,600, respectively. Management Fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $1,513,158 and $736,183, respectively. As of September 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $183,168 and $166,551, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $13,116 and $3,189, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $48,702 and $23,761, respectively. As of September 30, 2010 and December 31, 2009, brokerage fees payable were $4,439 and $2,188, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2010 and December 31, 2009 were holdings of $15,060,148 and $14,052,617, respectively, which is restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2010 the Fund had cash held by the Commodity Broker of $36,281,164. As of December 31, 2009 the Fund held no cash. There were no cash equivalents held by the Fund as of September 30, 2010 and December 31, 2009.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. The Fund did not have a payable to Broker at September 30, 2010. As of December 31, 2009, the futures contacts held by the Fund were in an unrealized appreciation position of $15,820,590, of which the Fund utilized $9,709,456 to purchase United States Treasury Obligations. No net interest expense was incurred by the Fund as unrealized appreciation on open positions of future contacts exceeded the payable to broker as of December 31, 2009.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $21,725,445 and $15,820,590, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$258,461,074	$257,486,364
Commodity Futures Contracts (Level 1)	$21,725,445	$15,820,590

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

	Shares		Paid in Capital		Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Shares Sold*	400,000	600,000	$17,080,588	$21,105,860	2,800,000	3,200,000	$113,211,918	$106,612,162
Shares Redeemed*	—	(200,000)	—	(6,979,642)	(2,800,000)	(600,000)	(107,687,800)	(19,149,486)

Net Increase/(Decrease)	400,000	400,000	$17,080,588	$14,126,218	—	2,600,000	$5,524,118	$87,462,676

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$42.30	$31.78	$37.63	$29.73
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	2.95	3.57	7.75	5.72
Net investment income (loss)	(0.07)	(0.05)	(0.20)	(0.15)

Net income	2.88	3.52	7.55	5.57
Net asset value per Share, end of period	$45.18	$35.30	$45.18	$35.30

Market value per Share, beginning of period	$42.25	$31.78	$37.67	$29.76

Market value per Share, end of period	$45.21	$35.29	$45.21	$35.29

Ratio to average Net Assets*
Net investment income (loss)	(0.64)%	(0.60)%	(0.68)%	(0.62)%

Total expenses	0.77%	0.75%	0.78%	0.77%

Total Return, at net asset value **	6.81%	11.08%	20.06%	18.74%

Total Return, at market value **	7.01%	11.04%	20.02%	18.58%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on December 2, 1988 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on base date:	100.00

The following table reflects the Fund weights of each Index Commodity as of September 30, 2010:

Index Commodity	Fund Weight (%)
Gold	79.21
Silver	20.79

Closing Level as at September 30, 2010:	100.00

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

Underlying Index	Aggregate returns for indices in the DBLCI-OY Precious Metals TR ™
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
DB Gold Indices	4.82%	8.49%	18.88%	13.28%
DB Silver Indices	16.29%	22.17%	28.91%	47.21%

AGGREGATE RETURN	7.02%	11.39%	20.83%	19.69%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $30.8 million and $(92.5) million for the Nine Months Ended September 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2010, $724.3 million was paid to purchase United States Treasury Obligations and $723.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2009, $ 418.3 million was paid to purchase United States Treasury Obligations and $317.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $5.9 million and by $ 10.3 million during the Nine Months Ended September 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $5.5 million and $87.5 million during the Nine Months Ended September 30, 2010 and 2009, respectively. This included $113.2 million and $ 106.6 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (“DBLCI-OY Precious Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBP”), (ii) the Fund’s NAV (as reflected by the graph “DBPNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBPMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBP, DBPNV AND DBPMIX FOR THE THREE MONTHS ENDED

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 7.01% from $42.25 per Share to $45.21 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $39.44 per Share (-6.65%) on July 28, 2010 to a high of $45.25 per Share (+7.10%) on September 29, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 6.81% from $42.30 per Share to $45.18 per Share. Rising prices for gold and silver futures contracts during the Three Months Ended September 30, 2010 contributed to an overall 7.02% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Three Months Ended September 30, 2010 was $20.0 million, resulting from $0.1 million of interest income, net realized gains of $18.8 million, net unrealized gains of $1.6 million, and operating expenses of $0.5 million.

For the Three Months Ended September 30, 2009, the net asset value of each Share increased 11.08% from $31.78 per Share to $35.29 per Share. Rising prices for gold and silver futures contracts during the Three Months Ended September 30, 2009 contributed to an overall 11.39% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Three Months Ended September 30, 2009 was $16.9 million, resulting from $0.1 million of interest income, net realized gains of $1.0 million, net unrealized gains of $16.1 million, and operating expenses of $0.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 20.02% from $37.67 per Share to $45.21 per Share. The Share price low and high for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $35.82 per Share (-4.91%) on February 8, 2010 to a high of $45.25 per Share (+20.12%) on September 29, 2010.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2010, the net asset value of each Share increased 20.06% from $37.63 per Share to $45.18 per Share. Rising prices for gold and silver futures contracts during the Nine Months Ended September 30, 2010 contributed to an overall 20.83% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Nine Months Ended September 30, 2010 was $47.3 million, resulting from $0.2 million of interest income, net realized gains of $42.8 million, net unrealized gains of $5.9 million, and operating expenses of $1.6 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$316,467,683	1.14%	$8,364,828	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$273,306,954	1.49%	$9,170,192	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2010 by Index Commodities:

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

For the Three Months Ended September 30, 2010, 0.4 million Shares were created for $17.1 million. No shares were redeemed for the Three Months Ended September 30, 2010. On September 30, 2010, 7.0 million Shares of the Fund were outstanding for a market capitalization of $316.5 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2010	—	$—
Three Months Ended September 30, 2009	200,000	$34.89

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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