Form 10-Q
period 2010-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB BASE METALS MASTER FUND; POWERSHARES DB BASE METALS FUND
filed 2010-11-05
CIK 1367305, 1367306, 1383083, 1383084

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

Indicate the number of outstanding Shares as of September 30, 2010: 17,200,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $286,956,158 and $531,954,120, respectively)	$286,958,860	$531,965,141
Cash held by broker (restricted $172,475 and $30,664,456, respectively)	66,219,431	30,664,456
Net unrealized appreciation on futures contracts	23,290,913	149,256,969

Deposits with broker	376,469,204	711,886,566

Total assets	$376,469,204	$711,886,566

Liabilities
Payable to broker	$—	$71,824,777
Management fee payable	220,400	371,745
Brokerage fee payable	9,830	6,983

Total liabilities	230,230	72,203,505

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated deficit	(125)	(99)

Total General shares	875	901

Shares:
Paid in capital—17,200,000 and 28,400,000 redeemable Shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	297,103,918	507,550,326
Accumulated earnings	79,133,306	132,130,933

Total Shares	376,237,224	639,681,259

Total shareholders’ equity	376,238,099	639,682,160

Non-controlling interest in consolidated subsidiary—related party	875	901

Total equity	376,238,974	639,683,061

Total liabilities and equity	$376,469,204	$711,886,566

Net asset value per share
General shares	$21.88	$22.53
Shares	$21.87	$22.52

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	3.99%	$14,999,715	$15,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	12.23	45,998,206	46,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	11.43	42,996,904	43,000,000
U.S. Treasury Bills, 0.08% due October 28, 2010	11.56	43,495,607	43,500,000
U.S. Treasury Bills, 0.12% due November 4, 2010	16.74	62,991,936	63,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	2.53	9,498,613	9,500,000
U.S. Treasury Bills, 0.145% due November 18, 2010	1.59	5,998,986	6,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	0.80	2,999,301	3,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	0.40	1,499,664	1,500,000
U.S. Treasury Bills, 0.135% due December 9, 2010	1.59	5,998,446	6,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	1.59	5,998,356	6,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	1.99	7,497,630	7,500,000
U.S. Treasury Bills, 0.155% due December 30, 2010	9.83	36,985,496	37,000,000

Total United States Treasury Obligations (cost $286,956,158)	76.27%	$286,958,860

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (2,236 contracts, settlement date November 15, 2010)	2.75%	$10,362,950
Copper (692 contracts, settlement date March 14, 2011)	6.59	24,812,775
Zinc (2,018 contracts, settlement date May 16, 2011)	(3.16)	(11,884,812)

Net Unrealized Appreciation on Futures Contracts	6.18%	$23,290,913

Net unrealized appreciation is comprised of unrealized gains of $36,073,919 and unrealized losses of $12,783,006.

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

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$107,592	$112,133	$306,636	$210,407

Expenses
Management Fee	645,579	660,894	2,434,744	1,185,525
Brokerage Commissions and Fees	1,623	5,437	39,190	23,222

Total Expenses	647,202	666,331	2,473,934	1,208,747

Net investment loss	(539,610)	(554,198)	(2,167,298)	(998,340)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	34	99	2,654	(501)
Futures	(1,117,388)	1,449,156	75,141,340	(17,705,925)

Net realized gain (loss)	(1,117,354)	1,449,255	75,143,994	(17,706,426)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	6,619	27,352	(8,319)	27,842
Futures	65,303,563	60,772,638	(125,966,056)	113,931,882

Net change in unrealized gain (loss)	65,310,182	60,799,990	(125,974,375)	113,959,724

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	64,192,828	62,249,245	(50,830,381)	96,253,298

Net Income (Loss)	$63,653,218	$61,695,047	$(52,997,679)	$95,254,958

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(148)	(132)	26	(260)

Net Income (Loss) Attributable to PowerShares DB Base Metals Fund and Subsidiary	$63,653,070	$61,694,915	$(52,997,653)	$95,254,698

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$(273)	$727	17,600,000	$304,402,312	$15,480,384	$319,882,696	$319,883,423	$727	$319,884,150

Sale of Shares					600,000	11,916,376		11,916,376	11,916,376		11,916,376

Redemption of Shares					(1,000,000)	(19,214,770)		(19,214,770)	(19,214,770)		(19,214,770)

Net Income

Net investment loss			(2)	(2)			(539,606)	(539,606)	(539,608)	(2)	(539,610)

Net realized loss on United States Treasury Obligations and Futures			(2)	(2)			(1,117,350)	(1,117,350)	(1,117,352)	(2)	(1,117,354)

Net change in unrealized gain on United States Treasury Obligations and Futures			152	152			65,309,878	65,309,878	65,310,030	152	65,310,182

Net Income			148	148			63,652,922	63,652,922	63,653,070	148	63,653,218

Balance at September 30, 2010	40	$1,000	$(125)	$875	17,200,000	$297,103,918	$79,133,306	$376,237,224	$376,238,099	$875	$376,238,974

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

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(99)	$901	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,682,160	$901	$639,683,061

Sale of Shares					5,800,000	124,523,564		124,523,564	124,523,564		124,523,564

Redemption of Shares					(17,000,000)	(334,969,972)		(334,969,972)	(334,969,972)		(334,969,972)

Net Loss

Net investment loss			(5)	(5)			(2,167,288)	(2,167,288)	(2,167,293)	(5)	(2,167,298)

Net realized gain on United States Treasury Obligations and Futures			114	114			75,143,766	75,143,766	75,143,880	114	75,143,994

Net change in unrealized loss on United States Treasury Obligations and Futures			(135)	(135)			(125,974,105)	(125,974,105)	(125,974,240)	(135)	(125,974,375)

Net Loss			(26)	(26)			(52,997,627)	(52,997,627)	(52,997,653)	(26)	(52,997,679)

Balance at September 30, 2010	40	$1,000	$(125)	$875	17,200,000	$297,103,918	$79,133,306	$376,237,224	$376,238,099	$875	$376,238,974

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

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(52,997,679)	$95,254,958
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,014,668,122)	(753,718,821)
Proceeds from securities sold and matured	1,259,977,799	415,996,921
Net accretion of discount on United States Treasury Obligations	(309,061)	(211,364)
Net realized (gain) loss on United States Treasury Obligations	(2,654)	501
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	125,974,375	(113,959,724)
Decrease in restricted cash	30,491,981	—
Change in operating receivables and liabilities:
Payable for securities purchased	—	34,990,268
Payable to broker	(71,824,777)	32,203,783
Management fee payable	(151,345)	213,229
Brokerage fee payable	2,847	3,358

Net cash provided by (used for) operating activities	276,493,364	(289,226,891)

Cash flows from financing activities:
Proceeds from sale of Shares	124,523,564	298,511,290
Redemption of Shares	(334,969,972)	(40,236,644)

Net cash provided by (used for) financing activities	(210,446,408)	258,274,646

Net change in cash held by broker	66,046,956	(30,952,245)
Unrestricted Cash held by broker at beginning of period	—	30,952,245

Unrestricted Cash held by broker at end of period	$66,046,956	$—

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $286,956,158 and $531,954,120, respectively)	$286,958,860	$531,965,141
Cash held by broker (restricted $172,475 and $30,664,456, respectively)	66,219,431	30,664,456
Net unrealized appreciation on futures contracts	23,290,913	149,256,969

Deposits with broker	376,469,204	711,886,566

Total assets	$376,469,204	$711,886,566

Liabilities
Payable to broker	$—	$71,824,777
Management fee payable	220,400	371,745
Brokerage fee payable	9,830	6,983

Total liabilities	230,230	72,203,505

Commitments and Contingencies (Note 9)

Equity
Unit holders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated deficit	(250)	(198)

Total General units	1,750	1,802

Limited units:
Paid in capital -17,200,000 and 28,400,000 redeemable units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	297,103,918	507,550,326
Accumulated earnings	79,133,306	132,130,933

Total Limited units	376,237,224	639,681,259

Total unit holders’ equity	376,238,974	639,683,061

Total liabilities and equity	$376,469,204	$711,886,566

Net asset value per unit
General unit	$21.88	$22.53
Limited unit	$21.87	$22.52

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	3.99%	$14,999,715	$15,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	12.23	45,998,206	46,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	11.43	42,996,904	43,000,000
U.S. Treasury Bills, 0.08% due October 28, 2010	11.56	43,495,607	43,500,000
U.S. Treasury Bills, 0.12% due November 4, 2010	16.74	62,991,936	63,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	2.53	9,498,613	9,500,000
U.S. Treasury Bills, 0.145% due November 18, 2010	1.59	5,998,986	6,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	0.80	2,999,301	3,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	0.40	1,499,664	1,500,000
U.S. Treasury Bills, 0.135% due December 9, 2010	1.59	5,998,446	6,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	1.59	5,998,356	6,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	1.99	7,497,630	7,500,000
U.S. Treasury Bills, 0.155% due December 30, 2010	9.83	36,985,496	37,000,000

Total United States Treasury Obligations (cost $286,956,158)	76.27%	$286,958,860

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (2,236 contracts, settlement date November 15, 2010)	2.75%	$10,362,950
Copper (692 contracts, settlement date March 14, 2011)	6.59	24,812,775
Zinc (2,018 contracts, settlement date May 16, 2011)	(3.16)	(11,884,812)

Net Unrealized Appreciation on Futures Contracts	6.18%	$23,290,913

Net unrealized appreciation is comprised of unrealized gains of $36,073,919 and unrealized losses of $12,783,006.

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

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$107,592	$112,133	$306,636	$210,407

Expenses
Management Fee	645,579	660,894	2,434,744	1,185,525
Brokerage Commissions and Fees	1,623	5,437	39,190	23,222

Total Expenses	647,202	666,331	2,473,934	1,208,747

Net investment loss	(539,610)	(554,198)	(2,167,298)	(998,340)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	34	99	2,654	(501)
Futures	(1,117,388)	1,449,156	75,141,340	(17,705,925)

Net realized gain (loss)	(1,117,354)	1,449,255	75,143,994	(17,706,426)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	6,619	27,352	(8,319)	27,842
Futures	65,303,563	60,772,638	(125,966,056)	113,931,882

Net change in unrealized gain (loss)	65,310,182	60,799,990	(125,974,375)	113,959,724

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	64,192,828	62,249,245	(50,830,381)	96,253,298

Net Income (Loss)	$63,653,218	$61,695,047	$(52,997,679)	$95,254,958

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2010	80	$2,000	$(546)	$1,454	17,600,000	$304,402,312	$15,480,384	$319,882,696	$319,884,150

Sale of Limited Units					600,000	11,916,376		11,916,376	11,916,376

Redemption of Limited Units					(1,000,000)	(19,214,770)		(19,214,770)	(19,214,770)

Net Income

Net investment loss			(4)	(4)			(539,606)	(539,606)	(539,610)

Net realized loss on United States Treasury Obligations and Futures			(4)	(4)			(1,117,350)	(1,117,350)	(1,117,354)

Net change in unrealized gain on United States Treasury Obligations and Futures			304	304			65,309,878	65,309,878	65,310,182

Net Income			296	296			63,652,922	63,652,922	63,653,218

Balance at September 30, 2010	80	$2,000	$(250)	$1,750	17,200,000	$297,103,918	$79,133,306	$376,237,224	$376,238,974

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2009	80	$2,000	$(790)	$1,210	20,400,000	$336,695,692	$(28,274,073)	$308,421,619	$308,422,829

Sale of Limited Units					2,800,000	49,708,974		49,708,974	49,708,974

Redemption of Limited Units					(2,200,000)	(32,875,824)		(32,875,824)	(32,875,824)

Net Income

Net investment loss			(2)	(2)			(554,196)	(554,196)	(554,198)

Net realized gain on United States Treasury Obligations and Futures			4	4			1,449,251	1,449,251	1,449,255

Net change in unrealized gain on United States Treasury Obligations and Futures			262	262			60,799,728	60,799,728	60,799,990

Net Income			264	264			61,694,783	61,694,783	61,695,047

Balance at September 30, 2009	80	$2,000	$(526)	$1,474	21,000,000	$353,528,842	$33,420,710	$386,949,552	$386,951,026

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Nine Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2010	80	$2,000	$(198)	$1,802	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,683,061

Sale of Limited Units					5,800,000	124,523,564		124,523,564	124,523,564

Redemption of Limited Units					(17,000,000)	(334,969,972)		(334,969,972)	(334,969,972)

Net Loss

Net investment loss			(10)	(10)			(2,167,288)	(2,167,288)	(2,167,298)

Net realized gain on United States Treasury Obligations and Futures			228	228			75,143,766	75,143,766	75,143,994

Net change in unrealized loss on United States Treasury Obligations and Futures			(270)	(270)			(125,974,105)	(125,974,105)	(125,974,375)

Net Loss			(52)	(52)			(52,997,627)	(52,997,627)	(52,997,679)

Balance at September 30, 2010	80	$2,000	$(250)	$1,750	17,200,000	$297,103,918	$79,133,306	$376,237,224	$376,238,974

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Nine Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2009	80	$2,000	$(1,046)	$954	2,800,000	$95,254,196	$(61,833,728)	$33,420,468	$33,421,422

Sale of Limited Units					21,000,000	298,511,290		298,511,290	298,511,290

Redemption of Limited Units					(2,800,000)	(40,236,644)		(40,236,644)	(40,236,644)

Net Income

Net investment loss			(6)	(6)			(998,334)	(998,334)	(998,340)

Net realized loss on United States Treasury Obligations and Futures			(328)	(328)			(17,706,098)	(17,706,098)	(17,706,426)

Net change in unrealized gain on United States Treasury Obligations and Futures			854	854			113,958,870	113,958,870	113,959,724

Net Income			520	520			95,254,438	95,254,438	95,254,958

Balance at September 30, 2009	80	$2,000	$(526)	$1,474	21,000,000	$353,528,842	$33,420,710	$386,949,552	$386,951,026

See accompanying notes to unaudited consolidated financial statements.

DB Base Metals Master Fund

(A majority owned subsidiary of Powershares DB Base Metals Fund)

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(52,997,679)	$95,254,958
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,014,668,122)	(753,718,821)
Proceeds from securities sold and matured	1,259,977,799	415,996,921
Net accretion of discount on United States Treasury Obligations	(309,061)	(211,364)
Net realized (gain) loss on United States Treasury Obligations	(2,654)	501
Net change in unrealized gain (loss) on United States Treasury Obligations futures	125,974,375	(113,959,724)
Increase in restricted cash	30,491,981	—
Change in operating receivables and liabilities:
Payable for securities purchased	—	34,990,268
Payable to broker	(71,824,777)	32,203,783
Management fee payable	(151,345)	213,229
Brokerage fee payable	2,847	3,358

Net cash provided by (used for) operating activities	276,493,364	(289,226,891)

Cash flow from financing activities:
Proceeds from sale of Limited Units	124,523,564	298,511,290
Redemption of Limited Units	(334,969,972)	(40,236,644)

Net cash provided by (used for) financing activities	(210,446,408)	258,274,646

Net change in cash held by broker	66,046,956	(30,952,245)
Unrestricted Cash held by broker at beginning of period	—	30,952,245

Unrestricted Cash held by broker at end of period	$66,046,956	$—

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

The Fund does not employ leverage. As of September 30, 2010 and December 31, 2009, the Fund had $376,469,204 (or 100%) and $711,886,566 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $31,163,197 (or 8.28%) and $48,620,958 (or 6.83%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $645,579 and $660,894, respectively. Management Fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $2,434,744 and $1,185,525, respectively. As of September 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $220,400 and $371,745, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $1,623 and $5,437, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $39,190 and $23,222, respectively. As of September 30, 2010 and December 31, 2009, brokerage fees payable were $9,830 and $6,983, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2010 and December 31, 2009 was $31,163,197 and $48,620,958, respectively, which is restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2010, the Fund had $66,219,431 of cash held by the Commodity Broker, of which $172,475 was restricted. As of December 31, 2009, the Fund had $30,664,456 of cash held by the Commodity Broker, all of which was restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange in which cash is not accessible until the settled futures contracts expire. There were no cash equivalents held by the Fund as of September 30, 2010 and December 31, 2009.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $23,290,913 and $149,256,969, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$286,958,860	$531,965,141
Commodity Futures Contracts (Level 1)	$23,290,913	$149,256,969

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Shares Sold*	600,000	2,800,000	$11,916,376	$49,708,974	5,800,000	21,000,000	$124,523,564	$298,511,290
Shares Redeemed*	(1,000,000)	(2,200,000)	(19,214,770)	(32,875,824)	(17,000,000)	(2,800,000)	$(334,969,972)	(40,236,644)

Net Increase/ (Decrease)	(400,000)	600,000	$(7,298,394)	$16,833,150	(11,200,000)	18,200,000	$(210,446,408)	$258,274,646

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010		September 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$18.18	$15.12	$22.52		$11.94
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	3.72	3.34	(0.55)		6.56
Net investment income (loss)	(0.03)	(0.03)	(0.10)		(0.07)

Net income (loss)	3.69	3.31	(0.65)		6.49
Net asset value per Share, end of period	$21.87	$18.43	$21.87		$18.43

Market value per Share, beginning of period	$18.00	$15.07	$22.50		$11.91

Market value per Share, end of period	$21.90	$18.28	$21.90		$18.28

Ratio to average Net Assets*
Net investment income (loss)	(0.63)%	(0.63)%	(0.67)%		(0.63)%
Total expenses	0.75%	0.76%	0.77%		0.76%
Total Return, at net asset value **	20.30%	21.89%	(2.89)%		54.36%

Total Return, at market value **	21.67%	21.30%	(2.67	) %	53.48%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Aluminum	33.33
Zinc	33.33
Copper-Grade A	33.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of September 30, 2010:

Index Commodity	Index Fund Weight (%)
Aluminum	34.26
Zinc	29.45
Copper-Grade A	36.29

Closing Level as of September 30, 2010:	100.00

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

Underlying Index	Aggregate returns for indices in the DBLCI-OY Industrial Metals TR™
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
DB Aluminum Indices	17.55%	14.04%	1.89%	14.72%
DB Zinc Indices	20.86%	24.52%	(16.31)%	52.81%
DB Copper – Grade A Indices	22.34%	23.81%	8.17%	95.57%

AGGREGATE RETURN	20.23%	21.83%	(2.31)%	54.50%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $276.5 million and $(289.2) million for the Nine Months Ended September 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2010, $1,014.7 million was paid to purchase United States Treasury Obligations and $1,260.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2009, $753.7 million was paid to purchase United States Treasury Obligations and $416.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $126.0 million and increased by $114.0 million during the Nine Months Ended September 30, 2010 and the Nine Months Ended September 30, 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(210.4) million and $258.3 million during the Nine Months Ended September 30, 2010 and 2009, respectively. This included $124.5 million and $298.5 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (“DBLCI-OY Industrial Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBB”), (ii) the Fund’s NAV (as reflected by the graph “DBBNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBBMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBB, DBBNV AND DBBMIX FOR THE THREE MONTHS ENDED

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 21.67% from $18.00 per Share to $21.90 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $17.86 per Share (-0.78%) on July 1, 2010 to a high of $21.94 per Share (+21.89%) on September 29, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 20.30% from $18.18 per Share to $21.87 per Share. Increases in the futures contract prices for zinc, copper and aluminum during the Three Months Ended September 30, 2010 resulted in an overall 20.23% increase in the level of the DBLCI-OY Industrial Metals TR™.

Net income for the Three Months Ended September 30, 2010 was $63.7 million, resulting from $0.1 million of interest income, net realized losses of $1.1 million and unrealized gains of $65.3 million, and operating expenses of $0.6 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 2.67% from $22.50 per Share to $21.90 per Share. The Share price high and low for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $23.80 per Share (+5.78%) on January 6, 2010 to a low of $16.91 per Share (-24.84%) on June 7, 2010.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2010, the net asset value of each Share decreased 2.89% from $22.52 per Share to $21.87 per Share. A decrease in the futures contract price for zinc was partially offset by increases in the futures contract prices for copper and aluminum during the Nine Months Ended September 30, 2010 resulted in an overall 2.31% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Nine Months Ended September 30, 2010 was $53.0 million, resulting from $0.3 million of interest income, net realized gains of $75.1 million and unrealized losses of $126.0 million, and operating expenses of $2.4 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$376,469,204	1.81%	$15,902,025	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$711,886,566	2.12%	$31,592,765	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

For the Three Months Ended September 30, 2010, 0.6 million Shares were created for $11.9 million and 1.0 million Shares were redeemed for $19.2 million. On September 30, 2010, 17.2 million Shares of the Fund were outstanding for a market capitalization of $376.7 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2010	1,000,000	$19.21
Three Months Ended September 30, 2009	2,200,000	$14.94

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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