Form 10-Q
period 2010-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund; DB Oil Master Fund
filed 2010-11-05
CIK 1367305, 1367306, 1383058, 1383060

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

Indicate the number of outstanding Shares as of September 30, 2010: 22,400,000 Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $510,905,210 and $315,976,953, respectively)	$510,909,813	$315,981,025
Cash held by broker	28,373,111	15,134,140
Net unrealized appreciation on futures contracts	29,902,200	26,672,040

Deposits with broker	569,185,124	357,787,205

Total assets	$569,185,124	$357,787,205

Liabilities
Management fee payable	$338,432	$142,660
Brokerage fee payable	10,019	3,812

Total liabilities	348,451	146,472

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	16	100

Total General shares	1,016	1,100

Shares:
Paid in capital—22,400,000 and 13,000,000 redeemable Shares issued and outstanding as of Septmeber 30, 2010 and December 31, 2009, respectively	519,416,218	292,486,164
Accumulated earnings	49,418,423	65,152,369

Total Shares	568,834,641	357,638,533

Total shareholders’ equity	568,835,657	357,639,633

Non-controlling interest in consolidated subsidiary—related party	1,016	1,100

Total equity	568,836,673	357,640,733

Total liabilities and equity	$569,185,124	$357,787,205

Net asset value per share
General shares	$25.40	$27.50
Shares	$25.39	$27.51

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	3.87%	$21,999,582	$22,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	0.18	999,961	1,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	0.09	499,964	500,000
U.S. Treasury Bills, 0.08% due October 28, 2010	9.49	53,994,546	54,000,000
U.S. Treasury Bills, 0.12% due November 4, 2010	13.18	74,990,400	75,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	15.99	90,986,714	91,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	9.14	51,991,212	52,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	22.85	129,969,710	130,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	6.15	34,992,160	35,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	5.27	29,992,230	30,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	1.76	9,997,260	10,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	0.44	2,499,210	2,500,000
U.S. Treasury Bills, 0.155% due December 30, 2010	1.41	7,996,864	8,000,000

Total United States Treasury Obligations (cost $510,905,210)	89.82%	$510,909,813

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light Sweet Crude Oil (6,807 contracts, settlement date June 21, 2011)	5.26%	$29,902,200

Net Unrealized Appreciation on Futures Contracts	5.26%	$29,902,200

Net unrealized appreciation is comprised entirely of unrealized gains of $29,902,200.

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

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$181,287	$82,985	$357,895	$198,328

Expenses
Management Fee	989,855	332,568	2,393,032	749,871
Brokerage Commissions and Fees	23,792	25,604	103,020	78,990

Total Expenses	1,013,647	358,172	2,496,052	828,861

Net investment loss	(832,360)	(275,187)	(2,138,157)	(630,533)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	556	3,613	(718)	641
Futures	2,611,290	(3,423,560)	(16,825,930)	55,138,490

Net realized gain (loss)	2,611,846	(3,419,947)	(16,826,648)	55,139,131

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	17,121	31,022	531	34,569
Futures	35,400,810	(2,079,630)	3,230,160	641,030

Net change in unrealized gain (loss)	35,417,931	(2,048,608)	3,230,691	675,599

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	38,029,777	(5,468,555)	(13,595,957)	55,814,730

Net Income (Loss)	$37,197,417	$(5,743,742)	$(15,734,114)	$55,184,197

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(60)	12	84	(186)

Net Income (Loss) Attributable to PowerShares DB Oil Fund and Subsidiary	$37,197,357	$(5,743,730)	$(15,734,030)	$55,184,011

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$(44)	$956	20,800,000	$484,801,492	$12,221,126	$497,022,618	$497,023,574	$956	$497,024,530

Sale of Shares					3,800,000	90,768,162		90,768,162	90,768,162		90,768,162

Redemption of Shares					(2,200,000)	(56,153,436)		(56,153,436)	(56,153,436)		(56,153,436)

Net Income

Net investment loss			(1)	(1)			(832,358)	(832,358)	(832,359)	(1)	(832,360)

Net realized gain on United States Treasury Obligations and Futures			4	4			2,611,838	2,611,838	2,611,842	4	2,611,846

Net change in unrealized gain on United States Treasury Obligations and Futures			57	57			35,417,817	35,417,817	35,417,874	57	35,417,931

Net Income			60	60			37,197,297	37,197,297	37,197,357	60	37,197,417

Balance at September 30, 2010	40	$1,000	$16	$1,016	22,400,000	$519,416,218	$49,418,423	$568,834,641	$568,835,657	$1,016	$568,836,673

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2009	40	$1,000	$9	$1,009	9,600,000	$201,235,610	$40,917,819	$242,153,429	$242,154,438	$1,009	$242,155,447

Sale of Shares					4,200,000	106,071,318		106,071,318	106,071,318		106,071,318

Redemption of Shares					(2,600,000)	(63,373,774)		(63,373,774)	(63,373,774)		(63,373,774)

Net Loss

Net investment loss			(1)	(1)			(275,185)	(275,185)	(275,186)	(1)	(275,187)

Net realized loss on United States Treasury Obligations and Futures			(13)	(13)			(3,419,921)	(3,419,921)	(3,419,934)	(13)	(3,419,947)

Net change in unrealized gain on United States Treasury Obligations and Futures			2	2			(2,048,612)	(2,048,612)	(2,048,610)	2	(2,048,608)

Net Loss			(12)	(12)			(5,743,718)	(5,743,718)	(5,743,730)	(12)	(5,743,742)

Balance at September 30, 2009	40	$1,000	$(3)	$997	11,200,000	$243,933,154	$35,174,101	$279,107,255	$279,108,252	$997	$279,109,249

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$100	$1,100	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,639,633	$1,100	$357,640,733

Sale of Shares					14,000,000	348,645,180		348,645,180	348,645,180		348,645,180

Redemption of Shares					(4,600,000)	(121,715,126)		(121,715,126)	(121,715,126)		(121,715,126)

Net Loss

Net investment loss			(5)	(5)			(2,138,147)	(2,138,147)	(2,138,152)	(5)	(2,138,157)

Net realized loss on United States Treasury Obligations and Futures			(29)	(29)			(16,826,590)	(16,826,590)	(16,826,619)	(29)	(16,826,648)

Net change in unrealized loss on United States Treasury Obligations and Futures			(50)	(50)			3,230,791	3,230,791	3,230,741	(50)	3,230,691

Net Loss			(84)	(84)			(15,733,946)	(15,733,946)	(15,734,030)	(84)	(15,734,114)

Balance at September 30, 2010	40	$1,000	$16	$1,016	22,400,000	$519,416,218	$49,418,423	$568,834,641	$568,835,657	$1,016	$568,836,673

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

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(15,734,114)	$55,184,197
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,318,552,557)	(634,744,452)
Proceeds from securities sold and matured	1,123,982,800	465,991,999
Net accretion of discount on United States Treasury Obligations	(359,218)	(198,882)
Net realized (gain) loss on United States Treasury Obligations	718	(641)
Net change in unrealized gain on United States Treasury Obligations and futures	(3,230,691)	(675,599)
Change in operating receivables and liabilities:
Payable for securities purchased	—	3,998,888
Management fee payable	195,772	93,408
Brokerage fee payable	6,207	(109)

Net cash used for operating activities	(213,691,083)	(110,351,191)

Cash flows from financing activities:
Proceeds from sale of Shares	348,645,180	242,637,206
Redemption of Shares	(121,715,126)	(107,939,188)

Net cash provided by financing activities	226,930,054	134,698,018

Net change in cash held by broker	13,238,971	24,346,827
Cash held by broker at beginning of period	15,134,140	28,145,987

Cash held by broker at end of period	$28,373,111	$52,492,814

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $510,905,210 and $315,976,953, respectively)	$510,909,813	$315,981,025
Cash held by broker	28,373,111	15,134,140
Net unrealized appreciation on futures contracts	29,902,200	26,672,040

Deposits with broker	569,185,124	357,787,205

Total assets	$569,185,124	$357,787,205

Liabilities
Management fee payable	$338,432	$142,660
Brokerage fee payable	10,019	3,812

Total liabilities	348,451	146,472

Commitments and Contingencies (Note 9)

Equity
Unit holders’ equity
General units:
Paid in capital—80 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	32	200

Total General units	2,032	2,200

Limited units:
Paid in capital -22,400,000 and 13,000,000 redeemable units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	519,416,218	292,486,164
Accumulated earnings	49,418,423	65,152,369

Total Limited units	568,834,641	357,638,533

Total unit holders’ equity	568,836,673	357,640,733

Total liabilities and equity	$569,185,124	$357,787,205

Net asset value per unit
General unit	$25.40	$27.50
Limited unit	$25.39	$27.51

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	3.87%	$21,999,582	$22,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	0.18	999,961	1,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	0.09	499,964	500,000
U.S. Treasury Bills, 0.08% due October 28, 2010	9.49	53,994,546	54,000,000
U.S. Treasury Bills, 0.12% due November 4, 2010	13.18	74,990,400	75,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	15.99	90,986,714	91,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	9.14	51,991,212	52,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	22.85	129,969,710	130,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	6.15	34,992,160	35,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	5.27	29,992,230	30,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	1.76	9,997,260	10,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	0.44	2,499,210	2,500,000
U.S. Treasury Bills, 0.155% due December 30, 2010	1.41	7,996,864	8,000,000

Total United States Treasury Obligations (cost $510,905,210)	89.82%	$510,909,813

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light Sweet Crude Oil (6,807 contracts, settlement date June 21, 2011)	5.26%	$29,902,200

Net Unrealized Appreciation on Futures Contracts	5.26%	$29,902,200

Net unrealized appreciation is comprised entirely of unrealized gains of $29,902,200.

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

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$181,287	$82,985	$357,895	$198,328

Expenses
Management Fee	989,855	332,568	2,393,032	749,871
Brokerage Commissions and Fees	23,792	25,604	103,020	78,990

Total Expenses	1,013,647	358,172	2,496,052	828,861

Net investment loss	(832,360)	(275,187)	(2,138,157)	(630,533)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	556	3,613	(718)	641
Futures	2,611,290	(3,423,560)	(16,825,930)	55,138,490

Net realized gain (loss)	2,611,846	(3,419,947)	(16,826,648)	55,139,131

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	17,121	31,022	531	34,569
Futures	35,400,810	(2,079,630)	3,230,160	641,030

Net change in unrealized gain (loss)	35,417,931	(2,048,608)	3,230,691	675,599

Net realized and net change in unrealized gain (loss) on
United States Treasury Obligations and Futures	38,029,777	(5,468,555)	(13,595,957)	55,814,730

Net Income (Loss)	$37,197,417	$(5,743,742)	$(15,734,114)	$55,184,197

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2010	80	$2,000	$(88)	$1,912	20,800,000	$484,801,492	$12,221,126	$497,022,618	$497,024,530

Sale of Limited Units					3,800,000	90,768,162		90,768,162	90,768,162

Redemption of Limited Units					(2,200,000)	(56,153,436)		(56,153,436)	(56,153,436)

Net Income

Net investment loss			(2)	(2)			(832,358)	(832,358)	(832,360)

Net realized gain on United States Treasury Obligations and Futures			8	8			2,611,838	2,611,838	2,611,846

Net change in unrealized gain on United States Treasury Obligations and Futures			114	114			35,417,817	35,417,817	35,417,931

Net Income			120	120			37,197,297	37,197,297	37,197,417

Balance at September 30, 2010	80	$2,000	$32	$2,032	22,400,000	$519,416,218	$49,418,423	$568,834,641	$568,836,673

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2009	80	$2,000	$18	$2,018	9,600,000	$201,235,610	$40,917,819	$242,153,429	$242,155,447

Sale of Limited Units					4,200,000	106,071,318		106,071,318	106,071,318

Redemption of Limited Units					(2,600,000)	(63,373,774)		(63,373,774)	(63,373,774)

Net Loss

Net investment loss			(2)	(2)			(275,185)	(275,185)	(275,187)

Net realized loss on United States Treasury Obligations and Futures			(26)	(26)			(3,419,921)	(3,419,921)	(3,419,947)

Net change in unrealized gain on United States Treasury Obligations and Futures			4	4			(2,048,612)	(2,048,612)	(2,048,608)

Net Loss			(24)	(24)			(5,743,718)	(5,743,718)	(5,743,742)

Balance at September 30, 2009	80	$2,000	$(6)	$1,994	11,200,000	$243,933,154	$35,174,101	$279,107,255	$279,109,249

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulate Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2010	80	$2,000	$200	$2,200	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,640,733

Sale of Limited Units					14,000,000	348,645,180		348,645,180	348,645,180

Redemption of Limited Units					(4,600,000)	(121,715,126)		(121,715,126)	(121,715,126)

Net Loss

Net investment loss			(10)	(10)			(2,138,147)	(2,138,147)	(2,138,157)

Net realized loss on United States Treasury Obligations and Futures			(58)	(58)			(16,826,590)	(16,826,590)	(16,826,648)

Net change in unrealized loss on United States Treasury Obligations and Futures			(100)	(100)			3,230,791	3,230,791	3,230,691

Net Loss			(168)	(168)			(15,733,946)	(15,733,946)	(15,734,114)

Balance at September 30, 2010	80	$2,000	$32	$2,032	22,400,000	$519,416,218	$49,418,423	$568,834,641	$568,836,673

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2009	80	$2,000	$(378)	$1,622	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,227,034

Sale of Limited Units					11,400,000	242,637,206		242,637,206	242,637,206

Redemption of Limited Units					(4,600,000)	(107,939,188)		(107,939,188)	(107,939,188)

Net Income

Net investment loss			(6)	(6)			(630,527)	(630,527)	(630,533)

Net realized gain on United States Treasury Obligations and Futures			374	374			55,138,757	55,138,757	55,139,131

Net change in unrealized gain on United States Treasury Obligations and Futures			4	4			675,595	675,595	675,599

Net Income			372	372			55,183,825	55,183,825	55,184,197

Balance at September 30, 2009	80	$2,000	$(6)	$1,994	11,200,000	$243,933,154	$35,174,101	$279,107,255	$279,109,249

See accompanying notes to unaudited consolidated financial statements.

DB Oil Master Fund

(A majority owned subsidiary of Powershares DB Oil Fund)

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(15,734,114)	$55,184,197
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,318,552,557)	(634,744,452)
Proceeds from securities sold and matured	1,123,982,800	465,991,999
Net accretion of discount on United States Treasury Obligations	(359,218)	(198,882)
Net realized (gain) loss on United States Treasury Obligations	718	(641)
Net change in unrealized gain on United States Treasury Obligations futures	(3,230,691)	(675,599)
Change in operating receivables and liabilities:
Payable for securities purchased	—	3,998,888
Management fee payable	195,772	93,408
Brokerage fee payable	6,207	(109)

Net cash used for operating activities	(213,691,083)	(110,351,191)

Cash flow from financing activities:
Proceeds from sale of Limited Units	348,645,180	242,637,206
Redemption of Limited Units	(121,715,126)	(107,939,188)

Net cash provided by financing activities	226,930,054	134,698,018

Net change in cash held by broker	13,238,971	24,346,827
Cash held by broker at beginning of period	15,134,140	28,145,987

Cash held by broker at end of period	$28,373,111	$52,492,814

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

The Fund does not employ leverage. As of September 30, 2010 and December 31, 2009, the Fund had $569,185,124 (or 100%) and $357,787,205 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $34,460,438 (or 6.05%) and $19,907,325 (or 5.56%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). The Index Sponsor is an affiliate of the Trust, the Fund, the Master Trust, the Master Fund and the Managing Owner.

PowerShares DB Oil Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $989,855 and $332,568, respectively. Management Fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $2,393,032 and $749,871, respectively. As of September 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $338,432 and $142,660, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $23,792 and $25,604, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $103,020 and $78,990, respectively. As of September 30, 2010 and December 31, 2009, brokerage fees payable were $10,019 and $3,812, respectively.

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

September 30, 2010

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

September 30, 2010

Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2010 and December 31, 2009 was $34,460,438 and $19,907,325, respectively, which is restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2010, the Fund had cash held by the Commodity Broker of $28,373,111. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $15,134,140. There were no cash equivalents held by the Fund as of September 30, 2010 and December 31, 2009.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $29,902,200 and $26,672,040, respectively.

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

September 30, 2010

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$510,909,813	$315,981,025
Commodity Futures Contracts (Level 1)	$29,902,200	$26,672,040

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

September 30, 2010

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Shares Sold*	3,800,000	4,200,000	$90,768,162	$106,071,318	14,000,000	11,400,000	$348,645,180	$242,637,206
Shares Redeemed*	(2,200,000)	(2,600,000)	(56,153,436)	(63,373,774)	(4,600,000)	(4,600,000)	(121,715,126)	(107,939,188)

Net Increase/(Decrease)	1,600,000	1,600,000	$34,614,726	$42,697,544	9,400,000	6,800,000	$226,930,054	$134,698,018

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

September 30, 2010

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$23.90	$25.22	$27.51	$20.28
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.53	(0.27)	(1.99)	4.71
Net investment income (loss)	(0.04)	(0.03)	(0.13)	(0.07)

Net income (loss)	1.49	(0.30)	(2.12)	4.64
Net asset value per Share, end of period	$25.39	$24.92	$25.39	$24.92

Market value per Share, beginning of period	$23.81	$25.29	$27.57	$19.29

Market value per Share, end of period	$25.30	$24.87	$25.30	$24.87

Ratio to average Net Assets*
Net investment income (loss)	(0.63)%	(0.41)%	(0.67)%	(0.42)%

Total expenses	0.77%	0.54%	0.78%	0.55%

Total Return, at net asset value **	6.23%	(1.19)%	(7.71)%	22.88%

Total Return, at market value **	6.26%	(1.66)%	(8.23)%	28.93%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Underlying Index	Aggregate returns for indices in the DBLCI-OY CL TR™
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
DB Light Sweet Crude Oil (WTI) Indices	6.40%	(1.04)%	(6.99)%	23.36%

AGGREGATE RETURN	6.40%	(1.04)%	(6.99)%	23.36%

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

Operating Activities

Net cash flow used for operating activities was $(213.7) million and $(110.4) million for the Nine Months Ended September 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2010, $1,318.6 million was paid to purchase United States Treasury Obligations and $1,124.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2009, $634.7 million was paid to purchase United States Treasury Obligations and $466.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $3.2 million and $0.7 million during the Nine Months Ended September 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $226.9 million and $134.7 million during the Nine Months Ended September 30, 2010 and 2009, respectively. This included $348.6 million and $242.6 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (“DBLCI-OY CL ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBO”), (ii) the Fund’s NAV (as reflected by the graph “DBONV”), and (iii) the closing levels of the Index (as reflected by the graph “DBOLIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBO, DBONV AND DBOLIX FOR THE THREE MONTHS ENDED

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 6.26% from $23.81 per Share to $25.30 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $23.02 per Share (-3.32%) on July 2, 2010 to a high of $25.91 per Share (+8.82%) on August 3, 2010.

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share decreased 1.66% from $25.29 per Share to $24.87 per Share. The Share price high and low for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a high of $26.96 per Share (+6.60%) on August 5, 2009 to a low of $22.52 per Share (-10.95%) on July 14, 2009.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 6.23% from $23.90 per Share to $25.39 per Share. An increase in the price of light sweet crude oil futures contracts during the Three Months Ended September 30, 2010 contributed to a 6.40% increase in the level of the DBLCI-OY CL TR™.

Net income for the Three Months Ended September 30, 2010 was $37.2 million, resulting from $0.2 million of interest income, net realized gains of $2.6 million, net unrealized gains of $35.4 million and operating expenses of $1.0 million.

For the Three Months Ended September 30, 2009, the net asset value of each Share decreased 1.19% from $25.22 per Share to $24.92 per Share. A decrease in the price of light sweet crude oil futures contracts during the Three Months Ended September 30, 2009 contributed to a 1.04% decrease in the level of the DBLCI-OY CL TR™.

Net loss for the Three Months Ended September 30, 2009 was $5.7 million, resulting from $0.1 million of interest income, net realized losses of $3.4 million, net unrealized losses of $2.0 million and operating expenses of $0.4 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 8.23% from $27.57 per Share to $25.30 per Share. The Share price high and low for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $29.83 per Share (+8.20%) on May 3, 2010 to a low of $23.02 per Share (-16.50%) on July 2, 2010.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2010, the net asset value of each Share decreased 7.71% from $27.51 per Share to $25.39 per Share. A decrease in the price of light sweet crude oil futures contracts during the Nine Months Ended September 30, 2010 contributed to a 6.99% decrease in the level of the DBLCI-OY CL TR™.

Net loss for the Nine Months Ended September 30, 2010 was $15.7 million, resulting from $0.4 million of interest income, net realized loss of $16.8 million, net unrealized gain of $3.2 million and operating expenses of $2.5 million.

For the Nine Months Ended September 30, 2009, the net asset value of each Share increased 22.88% from $20.28 per Share to $24.92 per Share. An increase in the price of light sweet crude oil futures contracts during the Nine Months Ended September 30, 2009 contributed to a 23.36% increase in the level of the DBLCI-OY CL TR™.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$569,185,124	1.63%	$21,571,534	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$357,787,205	2.46%	$20,505,912	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

For the Three Months Ended September 30, 2010, 3.8 million Shares were created for $90.8 million and 2.2 million Shares were redeemed for $56.2 million. On September 30, 2010, 22.4 million Shares of the Fund were outstanding for a market capitalization of $566.7 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2010	2,200,000	$25.52
Three Months Ended September 30, 2009	2,600,000	$24.37

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Oil Fund

By: DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson Chief Executive Officer
Title:

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan Principal Financial Officer
Title:

DB Multi-Sector Commodity Master Trust with respect to DB Oil Master Fund

By: DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson Chief Executive Officer
Title:

Dated: November 5, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan Principal Financial Officer
Title:

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

E-1