Form 10-Q
period 2010-09-30
DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND; POWERSHARES DB AGRICULTURE FUND
filed 2010-11-08
CIK 1367305, 1367306, 1383081, 1383082

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

Indicate the number of outstanding Shares as of September 30, 2010: 74,800,000 Shares.

POWERSHARES DB AGRICULTURE FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,708,703,422 and $2,246,775,677, respectively)	$1,708,723,543	$2,246,810,796
Cash held by broker	149,508,889	241,997,015
Net unrealized appreciation on futures contracts	197,023,100	28,799,279

Deposits with broker	2,055,255,532	2,517,607,090

Total assets	$2,055,255,532	$2,517,607,090

Liabilities
Payable to broker	$—	$325,628
Management fee payable	1,431,246	1,569,426
Brokerage fee payable	26,940	10,197

Total liabilities	1,458,186	1,905,251

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	98	57

Total General shares	1,098	1,057

Shares:
Paid in capital—74,800,000 and 95,200,000 redeemable Shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,318,198,840	2,798,734,352
Accumulated deficit	(264,403,690)	(283,034,627)

Total Shares	2,053,795,150	2,515,699,725

Total shareholders’ equity	2,053,796,248	2,515,700,782

Non-controlling interest in consolidated subsidiary—related party	1,098	1,057

Total equity	2,053,797,346	2,515,701,839

Total liabilities and equity	$2,055,255,532	$2,517,607,090

Net asset value per share
General shares	$27.45	$26.43
Shares	$27.46	$26.43

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	29.99%	$615,988,296	$616,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	6.28	128,994,969	129,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	4.08	83,893,959	83,900,000
U.S. Treasury Bills, 0.08% due October 28, 2010	7.55	154,984,345	155,000,000
U.S. Treasury Bills, 0.12% due November 4, 2010	9.20	188,975,808	189,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	8.81	180,973,574	181,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	3.80	77,986,818	78,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	1.07	21,994,874	22,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	0.78	15,996,416	16,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	1.46	29,992,230	30,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	9.88	202,944,378	203,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	0.15	2,999,052	3,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	0.15	2,998,824	3,000,000

Total United States Treasury Obligations (cost $1,708,703,422)	83.20%	1,708,723,543

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Feeder Cattle (1,567 contracts, settlement date November 18, 2010)	(0.09)%	$(1,805,925)
Cocoa (6,404 contracts, settlement date December 15, 2010)	(0.85)	(17,469,340)
Coffee (3,805 contracts, settlement date December 20, 2010)	0.91	18,640,237
Corn (6,624 contracts, settlement date December 14, 2010)	1.09	22,438,150
Corn (4,013 contracts, settlement date March 14, 2011)	1.04	21,367,813
Cotton (1,474 contracts, settlement date December 8, 2010)	0.93	19,007,090
Lean Hogs (4,099 contracts, settlement date December 14, 2010)	0.11	2,186,430
Lean Hogs (1,629 contracts, settlement date February 14, 2011)	(0.01)	(198,100)
Live Cattle (5,399 contracts, settlement date December 31, 2010)	0.10	2,127,120
Live Cattle (1,189 contracts, settlement date February 28, 2011)	0.02	360,980
Red Wheat (1,207 contracts, settlement date July 14, 2011)	0.40	8,231,087
Soybeans (3,189 contracts, settlement date November 12, 2010)	1.39	28,651,725
Soybeans (1,691 contracts, settlement date January 14, 2011)	0.29	5,901,263
Soybean Meal (227 contracts, settlement date December 14, 2010)	0.01	284,360
Soybean Oil (31 contracts, settlement date December 14, 2010)	0.00	61,680
Sugar (9,566 contracts, settlement date June 30, 2011)	1.98	40,683,955
Wheat (487 contracts, settlement date December 14, 2010)	0.09	1,880,500
Wheat (1,625 contracts, settlement date July 14, 2011)	0.59	12,107,188
Wheat KCB (3,706 contracts, settlement date July 14, 2011)	1.59	32,566,887

Net Unrealized Appreciation on Futures Contracts	9.59%	$197,023,100

Net unrealized appreciation is comprised of unrealized gains of $218,363,765 and unrealized losses of $21,340,665.

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

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$635,580	$926,283	$1,728,646	$2,027,099

Expenses
Management Fee	4,205,119	4,322,579	13,909,834	10,358,597
Brokerage Commissions and Fees	296,552	102,152	1,413,214	929,835

Total Expenses	4,501,671	4,424,731	15,323,048	11,288,432

Net investment loss	(3,866,091)	(3,498,448)	(13,594,402)	(9,261,333)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	962	3,326	4,733	(1,607)
Futures	63,954,648	(7,337,348)	(136,013,251)	12,572,635
Foreign Currency Translation	116,166	—	25,116	—

Net realized gain (loss)	64,071,776	(7,334,022)	(135,983,402)	12,571,028

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	57,152	198,301	(14,998)	169,449
Futures	202,054,828	29,784,434	168,223,821	(28,695,988)
Foreign Currency Translation	29,746	—	—	—

Net change in unrealized gain (loss)	202,141,726	29,982,735	168,208,823	(28,526,539)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	266,213,502	22,648,713	32,225,421	(15,955,511)

Net Income (Loss)	$262,347,411	$19,150,265	$18,631,019	$(25,216,844)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(139)	(10)	(41)	13

Net Income (Loss) Attributable to PowerShares DB Agriculture Fund and Subsidiary	$262,347,272	$19,150,255	$18,630,978	$(25,216,831)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$(41)	$959	77,000,000	$2,373,639,552	$(526,750,823)	$1,846,888,729	$1,846,889,688	$959	$1,846,890,647

Sale of Shares					1,600,000	41,840,574		41,840,574	41,840,574		41,840,574

Redemption of Shares					(3,800,000)	(97,281,286)		(97,281,286)	(97,281,286)		(97,281,286)

Net Income

Net investment loss			(2)	(2)			(3,866,087)	(3,866,087)	(3,866,089)	(2)	(3,866,091)

Net realized gain on United States Treasury Obligations, Futures and Foreign Currency Translation			34	34			64,071,708	64,071,708	64,071,742	34	64,071,776

Net change in unrealized gain on United States Treasury Obligations, Futures and Foreign Currency Translation			107	107			202,141,512	202,141,512	202,141,619	107	202,141,726

Net Income			139	139			262,347,133	262,347,133	262,347,272	139	262,347,411

Balance at September 30, 2010	40	$1,000	$98	$1,098	74,800,000	$2,318,198,840	$(264,403,690)	$2,053,795,150	$2,053,796,248	$1,098	$2,053,797,346

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

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$57	$1,057	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,700,782	$1,057	$2,515,701,839

Sale of Shares					12,600,000	330,039,932		330,039,932	330,039,932		330,039,932

Redemption of Shares					(33,000,000)	(810,575,444)		(810,575,444)	(810,575,444)		(810,575,444)

Net Income

Net investment loss			(5)	(5)			(13,594,392)	(13,594,392)	(13,594,397)	(5)	(13,594,402)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(63)	(63)			(135,983,276)	(135,983,276)	(135,983,339)	(63)	(135,983,402)

Net change in unrealized gain on United States Treasury Obligations, Futures and Foreign Currency Translation			109	109			168,208,605	168,208,605	168,208,714	109	168,208,823

Net Income			41	41			18,630,937	18,630,937	18,630,978	41	18,631,019

Balance at September 30, 2010	40	$1,000	$98	$1,098	74,800,000	$2,318,198,840	$(264,403,690)	$2,053,795,150	$2,053,796,248	$1,098	$2,053,797,346

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

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$18,631,019	$(25,216,844)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(5,892,835,108)	(6,112,323,977)
Proceeds from securities sold and matured	6,432,642,113	4,414,664,488
Net accretion of discount on United States Treasury Obligations	(1,730,017)	(2,037,710)
Net realized (gain) loss on United States Treasury Obligations	(4,733)	1,607
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(168,208,823)	28,526,539
Change in operating receivables and liabilities:
Payable to broker	(325,628)	158,587
Management fee payable	(138,180)	757,028
Brokerage fee payable	16,743	2,257

Net cash provided by (used for) operating activities	388,047,386	(1,695,468,025)

Cash flows from financing activities:
Proceeds from sale of Shares	330,039,932	1,499,845,602
Redemption of Shares	(810,575,444)	(262,830,860)

Net cash provided by (used for) financing activities	(480,535,512)	1,237,014,742

Net change in cash held by broker	(92,488,126)	(458,453,283)
Cash held by broker at beginning of period	241,997,015	732,849,487

Cash held by broker at end of period	$149,508,889	$274,396,204

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,708,703,422 and $2,246,775,677, respectively)	$1,708,723,543	$2,246,810,796
Cash held by broker	149,508,889	241,997,015
Net unrealized appreciation on futures contracts	197,023,100	28,799,279

Deposits with broker	2,055,255,532	2,517,607,090

Total assets	$2,055,255,532	$2,517,607,090

Liabilities
Payable to broker	$—	$325,628
Management fee payable	1,431,246	1,569,426
Brokerage fee payable	26,940	10,197

Total liabilities	1,458,186	1,905,251

Commitments and Contingencies (Note 9)

Equity
Unit holders’ equity
General units:
Paid in capital—80 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	196	114

Total General units	2,196	2,114

Limited units:
Paid in capital—74,800,000 and 95,200,000 redeemable units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,318,198,840	2,798,734,352
Accumulated deficit	(264,403,690)	(283,034,627)

Total Limited units	2,053,795,150	2,515,699,725

Total unit holders’ equity	2,053,797,346	2,515,701,839

Total liabilities and equity	$2,055,255,532	$2,517,607,090

Net asset value per unit
General unit	$27.45	$26.43
Limited unit	$27.46	$26.43

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	29.99%	$615,988,296	$616,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	6.28	128,994,969	129,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	4.08	83,893,959	83,900,000
U.S. Treasury Bills, 0.08% due October 28, 2010	7.55	154,984,345	155,000,000
U.S. Treasury Bills, 0.12% due November 4, 2010	9.20	188,975,808	189,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	8.81	180,973,574	181,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	3.80	77,986,818	78,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	1.07	21,994,874	22,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	0.78	15,996,416	16,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	1.46	29,992,230	30,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	9.88	202,944,378	203,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	0.15	2,999,052	3,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	0.15	2,998,824	3,000,000

Total United States Treasury Obligations (cost $1,708,703,422)	83.20%	1,708,723,543

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Feeder Cattle (1,567 contracts, settlement date November 18, 2010)	(0.09)%	$(1,805,925)
Cocoa (6,404 contracts, settlement date December 15, 2010)	(0.85)	(17,469,340)
Coffee (3,805 contracts, settlement date December 20, 2010)	0.91	18,640,237
Corn (6,624 contracts, settlement date December 14, 2010)	1.09	22,438,150
Corn (4,013 contracts, settlement date March 14, 2011)	1.04	21,367,813
Cotton (1,474 contracts, settlement date December 8, 2010)	0.93	19,007,090
Lean Hogs (4,099 contracts, settlement date December 14, 2010)	0.11	2,186,430
Lean Hogs (1,629 contracts, settlement date February 14, 2011)	(0.01)	(198,100)
Live Cattle (5,399 contracts, settlement date December 31, 2010)	0.10	2,127,120
Live Cattle (1,189 contracts, settlement date February 28, 2011)	0.02	360,980
Red Wheat (1,207 contracts, settlement date July 14, 2011)	0.40	8,231,087
Soybeans (3,189 contracts, settlement date November 12, 2010)	1.39	28,651,725
Soybeans (1,691 contracts, settlement date January 14, 2011)	0.29	5,901,263
Soybean Meal (227 contracts, settlement date December 14, 2010)	0.01	284,360
Soybean Oil (31 contracts, settlement date December 14, 2010)	0.00	61,680
Sugar (9,566 contracts, settlement date June 30, 2011)	1.98	40,683,955
Wheat (487 contracts, settlement date December 14, 2010)	0.09	1,880,500
Wheat (1,625 contracts, settlement date July 14, 2011)	0.59	12,107,188
Wheat KCB (3,706 contracts, settlement date July 14, 2011)	1.59	32,566,887

Net Unrealized Appreciation on Futures Contracts	9.59%	$197,023,100

Net unrealized appreciation is comprised of unrealized gains of $218,363,765 and unrealized losses of $21,340,665.

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

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$635,580	$926,283	$1,728,646	$2,027,099

Expenses
Management Fee	4,205,119	4,322,579	13,909,834	10,358,597
Brokerage Commissions and Fees	296,552	102,152	1,413,214	929,835

Total Expenses	4,501,671	4,424,731	15,323,048	11,288,432

Net investment loss	(3,866,091)	(3,498,448)	(13,594,402)	(9,261,333)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	962	3,326	4,733	(1,607)
Futures	63,954,648	(7,337,348)	(136,013,251)	12,572,635
Foreign Currency Translation	116,166	—	25,116	—

Net realized gain (loss)	64,071,776	(7,334,022)	(135,983,402)	12,571,028

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	57,152	198,301	(14,998)	169,449
Futures	202,054,828	29,784,434	168,223,821	(28,695,988)
Foreign Currency Translation	29,746	—	—	—

Net change in unrealized gain (loss)	202,141,726	29,982,735	168,208,823	(28,526,539)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	266,213,502	22,648,713	32,225,421	(15,955,511)

Net Income (Loss)	$262,347,411	$19,150,265	$18,631,019	$(25,216,844)

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2010	80	$2,000	$(82)	$1,918	77,000,000	$2,373,639,552	$(526,750,823)	$1,846,888,729	$1,846,890,647

Sale of Limited Units					1,600,000	41,840,574		41,840,574	41,840,574

Redemption of Limited Units					(3,800,000)	(97,281,286)		(97,281,286)	(97,281,286)

Net Income

Net investment loss			(4)	(4)			(3,866,087)	(3,866,087)	(3,866,091)

Net realized gain on United States Treasury Obligations, Futures and Foreign Currency Translation			68	68			64,071,708	64,071,708	64,071,776

Net change in unrealized gain on United States Treasury Obligations, Futures and Foreign Currency Translation			214	214			202,141,512	202,141,512	202,141,726

Net Income			278	278			262,347,133	262,347,133	262,347,411

Balance at September 30, 2010	80	$2,000	$196	$2,196	74,800,000	$2,318,198,840	$(264,403,690)	$2,053,795,150	$2,053,797,346

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2009	80	$2,000	$30	$2,030	92,000,000	$2,706,692,018	$(372,276,132)	$2,334,415,886	$2,334,417,916

Sale of Limited Units					4,200,000	106,144,306		106,144,306	106,144,306

Redemption of Limited Units					(7,400,000)	(184,017,936)		(184,017,936)	(184,017,936)

Net Income

Net investment loss			(4)	(4)			(3,498,444)	(3,498,444)	(3,498,448)

Net realized loss on United States Treasury Obligations and Futures			(6)	(6)			(7,334,016)	(7,334,016)	(7,334,022)

Net change in unrealized gain on United States Treasury Obligations and Futures			30	30			29,982,705	29,982,705	29,982,735

Net Income			20	20			19,150,245	19,150,245	19,150,265

Balance at September 30, 2009	80	$2,000	$50	$2,050	88,800,000	$2,628,818,388	$(353,125,887)	$2,275,692,501	$2,275,694,551

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2010	80	$2,000	$114	$2,114	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,701,839

Sale of Limited Units					12,600,000	330,039,932		330,039,932	330,039,932

Redemption of Limited Units					(33,000,000)	(810,575,444)		(810,575,444)	(810,575,444)

Net Income

Net investment loss			(10)	(10)			(13,594,392)	(13,594,392)	(13,594,402)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(126)	(126)			(135,983,276)	(135,983,276)	(135,983,402)

Net change in unrealized gain on United States Treasury Obligations, Futures and Foreign Currency Translation			218	218			168,208,605	168,208,605	168,208,823

Net Income			82	82			18,630,937	18,630,937	18,631,019

Balance at September 30, 2010	80	$2,000	$196	$2,196	74,800,000	$2,318,198,840	$(264,403,690)	$2,053,795,150	$2,053,797,346

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2009	80	$2,000	$76	$2,076	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,896,653

Sale of Limited Units					58,400,000	1,499,845,602		1,499,845,602	1,499,845,602

Redemption of Limited Units					(10,600,000)	(262,830,860)		(262,830,860)	(262,830,860)

Net Loss

Net investment loss			(12)	(12)			(9,261,321)	(9,261,321)	(9,261,333)

Net realized gain on United States Treasury Obligations and Futures			8	8			12,571,020	12,571,020	12,571,028

Net change in unrealized loss on United States Treasury Obligations and Futures			(22)	(22)			(28,526,517)	(28,526,517)	(28,526,539)

Net Loss			(26)	(26)			(25,216,818)	(25,216,818)	(25,216,844)

Balance at September 30, 2009	80	$2,000	$50	$2,050	88,800,000	$2,628,818,388	$(353,125,887)	$2,275,692,501	$2,275,694,551

See accompanying notes to unaudited consolidated financial statements.

DB Agriculture Master Fund

(A majority owned subsidiary of Powershares DB Agriculture Fund)

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$18,631,019	$(25,216,844)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(5,892,835,108)	(6,112,323,977)
Proceeds from securities sold and matured	6,432,642,113	4,414,664,488
Net accretion of discount on United States Treasury Obligations	(1,730,017)	(2,037,710)
Net realized (gain) loss on United States Treasury Obligations	(4,733)	1,607
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(168,208,823)	28,526,539
Change in operating receivables and liabilities:
Payable to broker	(325,628)	158,587
Management fee payable	(138,180)	757,028
Brokerage fee payable	16,743	2,257

Net cash provided by (used for) operating activities	388,047,386	(1,695,468,025)

Cash flow from financing activities:
Proceeds from sale of Limited Units	330,039,932	1,499,845,602
Redemption of Limited Units	(810,575,444)	(262,830,860)

Net cash provided by (used for) financing activities	(480,535,512)	1,237,014,742

Net change in cash held by broker	(92,488,126)	(458,453,283)
Cash held by broker at beginning of period	241,997,015	732,849,487

Cash held by broker at end of period	$149,508,889	$274,396,204

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

The Fund does not employ leverage. As of September 30, 2010 and December 31, 2009, the Fund had $2,055,255,532 (or 100%) and $2,517,607,090 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $132,420,648 (or 6.44%) and $165,055,931 (or 6.56%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $4,205,119 and $ 4,322,579, respectively. Management Fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $13,909,834 and $10,358,597, respectively. As of September 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $1,431,246 and $1,569,426, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $296,552 and $102,152, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $1,413,214 and $929,835, respectively. As of September 30, 2010 and December 31, 2009, brokerage fees payable were $26,940 and $10,197, respectively.

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

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (the “Licensor”) and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®“ trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

September 30, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2010 and December 31, 2009 were holdings of $132,420,648 and $165,055,931, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2010, the Fund had cash held by the Commodity Broker of $149,508,889. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $241,997,015. There were no cash equivalents held by the Fund as of September 30, 2010 and December 31, 2009.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $197,023,100 and $28,799,279, respectively.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$1,708,723,543	$2,246,810,796
Commodity Futures Contracts (Level 1)	$197,023,100	$28,799,279

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Shares Sold*	1,600,000	4,200,000	$41,840,574	$106,144,306	12,600,000	58,400,000	$330,039,932	$1,499,845,602
Shares Redeemed*	(3,800,000)	(7,400,000)	(97,281,286)	(184,017,936)	(33,000,000)	(10,600,000)	(810,575,444)	(262,830,860)

Net Increase/(Decrease)	(2,200,000)	(3,200,000)	$(55,440,712)	$(77,873,630)	(20,400,000)	47,800,000	$(480,535,512)	$1,237,014,742

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$23.99	$25.37	$26.43	$25.95

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translations	3.52	0.30	1.19	(0.19)
Net investment income (loss)	(0.05)	(0.04)	(0.16)	(0.13)

Net income (loss)	3.47	0.26	1.03	(0.32)
Net asset value per Share, end of period	$27.46	$25.63	$27.46	$25.63

Market value per Share, beginning of period	$23.99	$25.45	$26.44	$26.18

Market value per Share, end of period	$27.48	$25.46	$27.48	$25.46

Ratio to average Net Assets*
Net investment income (loss)	(0.78)%	(0.61)%	(0.83)%	(0.67)%

Total expenses	0.91%	0.77%	0.94%	0.82%

Total Return, at net asset value **	14.46%	1.02%	3.90%	(1.23)%

Total Return, at market value **	14.55%	0.04%	3.93%	(2.75)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on January 18, 1989* (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	12.50
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

*	From January 3, 2007 (commencement of investment operations) to October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”). As of December 2, 1988, the base date of the DBLCI-OY Agriculture ER™, the index base weights of each commodity was: Corn 25.00%, Wheat 25.00%, Soybeans 25.00%, Sugar 25.00%. Accordingly, the closing level on the base date was 100.00%.

The following table reflects the Fund weights of each Index Commodity as of September 30, 2010:

Index Commodity	Fund Weight (%)
Corn	12.98
Soybeans	13.20
Wheat	5.78
Kansas City Wheat	6.51
Sugar	10.41
Cocoa	8.78
Coffee	12.73
Cotton	3.66
Live Cattle	12.84
Feeder Cattle	4.28
Lean Hogs	8.45
Soybean Oil	0.04
Soymeal	0.34

Closing Level as of September 30, 2010:	100.00

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

The section “Summary of DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010 and Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2009 and the Nine Months Ended September 30, 2009” below provides an overview of the changes in the closing levels of DBLCI Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method (only with respect to the OY Index Commodities) with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI Diversified Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010 and

Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2009 and the Nine Months Ended September 30, 2009

	AGGREGATE RETURNS FOR INDICES IN THE DBLCI DIVERSIFIED AGRICULTURE TR™**
Underlying Index	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
DB Corn Indices	32.78%	12.59%
DB Soybean Indices	22.68%	9.23%
DB Wheat Indices	25.86%	(0.66)%
DB Kansas City Wheat Indices	30.82%	11.79%
DB Sugar Indices	25.30%	(22.94)%
DB Cocoa Indices	12.74%	(1.86)%
DB Coffee Indices	21.54%	42.86%
DB Cotton Indices	40.80%	40.32%
DB Live Cattle Indices	3.15%	6.57%
DB Feeder Cattle Indices	(3.68)%	8.93%
DB Lean Hogs Indices	(41.61)%	(39.90)%

AGGREGATE RETURNS	14.18%	4.14%

	AGGREGATE RETURNS FOR INDICES IN THE DBLCI-OY AGRICULTURE TR™**
Underlying Index	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
DB Corn Indices	(6.29)%	(23.71)%
DB Wheat Indices	(17.03)%	(30.52)%
DB Soybean Indices	(5.47)%	(7.80)%
DB Sugar Indices	25.23%	59.80%

AGGREGATE RETURNS	1.52%	(1.24)%

**	During the period from January 3, 2007 to October 19, 2009, the Fund tracked the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return. Commencing October 19, 2009, the Fund began to track the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™. In doing so, the Fund added Cocoa, Coffee, Cotton, Feeder Cattle, Kansas City Wheat, Lean Hogs and Live Cattle in addition to the four commodities the Fund initially tracked in order to permit the Fund to continue its objective of tracking an index designed to reflect the performance of the agriculture sector and to facilitate and ensure future compliance with speculative position limits.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $388.0 million and $(1,695.5) million for the Nine Months Ended September 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2010, $5,892.8 million was paid to purchase United States Treasury Obligations and $6,432.6 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2009, $6,112.3 million was paid to purchase United States Treasury Obligations and $4,414.7 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $168.2 million and decreased by $28.5 million during the Nine Months Ended September 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(480.5) million and $1,237.0 million during the Nine Months Ended September 30, 2010 and 2009, respectively. This included $330.0 million and $1,499.8 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (“DBLCI Diversified Agriculture ER™”, or the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBA”), (ii) the Fund’s NAV (as reflected by the graph “DBANV”), and (iii) the closing levels of the Index (as reflected by the graph “DBAGIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBA, DBANV AND DBAGIX FOR THE THREE MONTHS ENDED

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

During the period from January 3, 2007 (commencement of investment operations) to October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. Commencing October 19, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (“DBLCI Diversified Agriculture ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (the “Index Commodities”). The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin. Therefore, with respect to the above graphs for the Three Months Ended September 30, 2009 and the Nine Months Ended September 30, 2009, DBLCIX reflects DBLCI-OY Agriculture ER™, and with respect to the above graphs for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010 , DBLCIX reflects DBLCI-OY Diversified Agriculture ER™.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 14.55% from $23.99 per Share to $27.48 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $23.89 per Share (-0.42%) on July 6, 2010 to a high of $28.00 per Share (+16.72%) on September 27, 2010.

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 0.04% from $25.45 per Share to $25.46 per Share. The Share price low and high for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a low of $23.60 per Share (-7.27%) on July 7, 2009, to a high of $26.42 per Share (+3.81%) on August 12, 2009.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 14.46% from $23.99 per Share to $27.46 per Share. An increase in futures contract prices for corn, wheat, soybeans, sugar, cotton, cocoa, live cattle, Kansas wheat and coffee was partially offset by decreases in the futures contract prices of feeder cattle and lean hogs during the Three Months Ended September 30, 2010, resulting in an overall 14.18% increase in the level of the DBLCI Diversified Agriculture TR™1 .

Net income for the Three Months Ended September 30, 2010 was $262.3 million, resulting from $0.6 million of interest income, net realized gain of $64.1 million, net unrealized gains of $202.1 million and operating expenses of $4.5 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 3.93% from $26.44 per Share to $27.48 per Share. The Share price low and high for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $22.87 per Share (-13.50%) on June 7, 2010, to a high of $28.00 per Share (+5.90%) on September 27, 2010.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2010, the net asset value of each Share increased 3.90% from $26.43 per Share to $27.46 per Share. An increase in futures contract prices for coffee, cotton, corn, Kansas wheat, soybean, feeder cattle and live cattle was partially offset by decreases in the futures contract prices of wheat, cocoa, sugar and lean hogs during the Nine Months Ended September 30, 2010, resulting in an overall 4.14% increase in the level of the DBLCI Diversified Agriculture TR™.

Net income for the Nine Months Ended September 30, 2010 was $18.6 million, resulting from $1.7 million of interest income, net realized loss of $135.6 million, net unrealized gains of $168.2 million and operating expenses of $15.3 million.

[1]

During the period from October 19, 2009 to December 31, 2009 the Fund tracked the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess ReturnTM . During the same period the Fund did not track the changes in closing levels for of DBLCI-OY Agriculture TRTM . The Fund added Cocoa, Coffee, Cotton, Feeder Cattle, Kansas City Wheat, Lean Hogs and Live Cattle in addition to the four commodities the Fund tracked in order to permit the Fund to continue its objective of tracking an index designed to reflect the performance of the agriculture sector and to facilitate and ensure future compliance with speculative position limits.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2010.

Description	Total Assets	Daily Volatility	VaR*(99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,055,255,532	0.94%	$44,932,980	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR*(99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,517,607,090	1.45%	$85,045,979	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

For the Three Months Ended September 30, 2010, 1.6 million Shares were created for $41.8 million and 3.8 million Shares were redeemed for $97.3 million. On September 30, 2010, 74.8 million Shares were outstanding for a market capitalization of $2,055.5 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2010	3,800,000	$25.60
Three Months Ended September 30, 2009	7,400,000	$24.87

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition of PowerShares DB Agriculture Fund and Subsidiary - September 30, 2010 (unaudited) and December 31, 2009, (ii) the Unaudited Consolidated Schedule of Investments of PowerShares DB Agriculture Fund and Subsidiary - September 30, 2010, (iii) the Consolidated Schedule of Investments of PowerShares DB Agriculture Fund and Subsidiary – December 31, 2009, (iv) the Unaudited Consolidated Statements of Income and Expenses of PowerShares DB Agriculture Fund and Subsidiary - Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009, (v) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Three Months Ended September 30, 2010, (vi) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Three Months Ended September 30, 2009, (vii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Nine Months Ended September 30, 2010, (viii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Nine Months Ended September 30, 2009, (ix) the Unaudited Consolidated Statements of Cash Flows of PowerShares DB Agriculture Fund and Subsidiary - Nine Months Ended September 30, 2010 and 2009, (x) the Statements of Financial Condition of DB Agriculture Master Fund - September 30, 2010 (unaudited) and December 31, 2009, (xi) the Unaudited Schedule of Investments of DB Agriculture Master Fund - September 30, 2010, (xii) the Schedule of Investments of DB Agriculture Master Fund – December 31, 2009, (xiii) the Unaudited Statements of Income and Expenses of DB Agriculture Master Fund - Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009, (xiv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Three Months Ended September 30, 2010, (xv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Three Months Ended September 30, 2009, (xvi) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Nine Months Ended September 30, 2010, (xvii) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Nine Months Ended September 30, 2009, (xviii) the Unaudited Statements of Cash Flows of DB Agriculture Master Fund - Nine Months Ended September 30, 2010 and 2009, (xix) Notes to Unaudited Consolidated Financial Statements of PowerShares DB Agriculture Fund and Subsidiary, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer

DB Multi-Sector Commodity Master Trust with respect to DB Agriculture Master Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

Dated: November 8, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition of PowerShares DB Agriculture Fund and Subsidiary - September 30, 2010 (unaudited) and December 31, 2009, (ii) the Unaudited Consolidated Schedule of Investments of PowerShares DB Agriculture Fund and Subsidiary - September 30, 2010, (iii) the Consolidated Schedule of Investments of PowerShares DB Agriculture Fund and Subsidiary – December 31, 2009, (iv) the Unaudited Consolidated Statements of Income and Expenses of PowerShares DB Agriculture Fund and Subsidiary - Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009, (v) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Three Months Ended September 30, 2010, (vi) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Three Months Ended September 30, 2009, (vii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Nine Months Ended September 30, 2010, (viii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund and Subsidiary – Nine Months Ended September 30, 2009, (ix) the Unaudited Consolidated Statements of Cash Flows of PowerShares DB Agriculture Fund and Subsidiary - Nine Months Ended September 30, 2010 and 2009, (x) the Statements of Financial Condition of DB Agriculture Master Fund - September 30, 2010 (unaudited) and December 31, 2009, (xi) the Unaudited Schedule of Investments of DB Agriculture Master Fund - September 30, 2010, (xii) the Schedule of Investments of DB Agriculture Master Fund – December 31, 2009, (xiii) the Unaudited Statements of Income and Expenses of DB Agriculture Master Fund - Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009, (xiv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Three Months Ended September 30, 2010, (xv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Three Months Ended September 30, 2009, (xvi) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Nine Months Ended September 30, 2010, (xvii) the Unaudited Statements of Changes in Shareholders’ Equity of DB Agriculture Master Fund - Nine Months Ended September 30, 2009, (xviii) the Unaudited Statements of Cash Flows of DB Agriculture Master Fund - Nine Months Ended September 30, 2010 and 2009, (xix) Notes to Unaudited Consolidated Financial Statements of PowerShares DB Agriculture Fund and Subsidiary, tagged as blocks of text.

E-1